Form 10KSB
period 2005-12-31
NorthTech CORP
filed 2006-03-31
CIK 1330340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2005

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

                  Commission File Number: 333-128822

                          NORTHTECH CORPORATION
    ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                               20-2842514
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

    Suite 421 - 1917 West 4th Avenue
         Vancouver BC, Canada                  V6J 1M7
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                        604-689-4088
                 --------------------------------
                    (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

If the  Registrant  is not  required to file reports pursuant to
Section 13 orSection 15(d) of the Act. Yes __ No X

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

If the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Whether the registrant is a large accelerated filer, an accelerated filer or anon-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer. Accelerated filer [ ] Non-accelerated filer [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

We had no revenues for the fiscal year ended December 31, 2005.

Issuer has no non-voting common stock. Issuer had a total of 4,500,000 shares of common stock issued and outstanding at December 31, 2005, all of which was held by its officers, directors and founders. Issuer has no shares held by non-affiliates.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form SB-2 Registration Statement, filed under File No.333-128822 on October 5, 2005, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format: Yes   No X


                      Safe Harbor Statement
                      ---------------------
This annual report contains forward-looking statements. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words may, plans, estimates, anticipates, believes, expects, intends and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; changes in the supply and/or demand and/or prices for our products; the activities of competitors; changes in significant operating expenses, including raw material and/or costs; changes in currency exchange rates; changes in the availability of capital; general economic and business conditions in the United States and elsewhere in the world; changes in the regulatory environment; and our ability to operate as a stand-alone business. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.


                        Available Information
                        ---------------------

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.W., Washington, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.



                             PART I
                             ======
Item 1. Business
----------------
General
-------
NorthTech Corporation was incorporated in the State of Nevada on May 13, 2005. We were formed to develop, expand and market two web-based database programs - one for small business and the second for community sports teams or groups. We currently have no patents on our programs and no patents pending. We have generated no revenues to date and have an accumulated deficit of $19,586 as of December 31, 2005.

In October 2005, we filed a registration statement on Form SB-2 with the U.S. Securities and exchange commission, which was made effective, without comment, in late January 2006, subsequent to the date of this annual report. No public market currently exists for our securities. The offering consists of a total of 2,000,000 Units of our common stock, at a fixed price of $.05 per Unit for a period of 180 days from the effective date of the offering. Each Unit consists of one share of common stock and one Common Stock Purchase Warrant. Each Common Stock Purchase Warrant will entitle the holder to purchase one share of common stock at a price of $.25 per share for a period of three (3) years from the date of the offering. There is no required minimum number of shares to be purchased by any individual purchaser. The offering is "all-or-nothing", which means that we will have to sell all of the Units before we can use any of the proceeds. In the event we do not sell all of the Units and raise all of the proceeds before the expiration date of the offering, all funds raised will be returned promptly to subscribers, without deductions or interest. The Units are being offered on a "self-underwritten" basis, which means they will be offered and sold on our behalf by Cecelia Pineda, our sole officer and director, who will receive no commissions or proceeds therefor. At December 31, 2005 and as of the date of the filing of this annual report, the offering has not yet been sold out and closed.

Since we are a development stage, start up company, any investment in the Units offered involves a high degree of risk.

We plan to develop/expand and market two database programs: one for small business, designed to help them develop, maintain and keep control of their customer base and information, and one for community groups or sports teams, designed to organize the registration process for enrollees. If we are successful in marketing these two programs, we will expand our offerings to develop other database programs.

We are in the development stage and have not yet generated any revenues. We are wholly dependent on the receipt of the proceeds of the offering in order to continue developing our programs and fully implement our business plans.

Our Proposed Business
---------------------
General
-------
There are three major stages to our proposed business for the first year of operation:

- - The first is two-pronged: to develop the 2 database programs so that they are fully-functional, easy-to-use and secure for a large number of small businesses and/or community sports teams and at the same time to establish customer-focus groups to obtain their input for their needs and interests.

- - The second is to complete three stages of testing to ensure that the programs are completely stable, secure from each other and have several levels of access for any individual company.

- - And the final stage is also two-pronged: to set up and deliver the first stages of our marketing program and to set up the plan for our customer service division within the company.

The first of our database programs will be directed at small businesses to help them develop, maintain and keep control of their customer information. This will be an easy-to-use program, commonly known as a Customer Relationship Management (CRM) program, that we are developing to address the needs of small businesses. The second program is a registration and list-creation program that is aimed at helping community sports groups - youth sports teams and other community events - to organize their registration processes. Although we hope to expand to other products in the future, at present our only focus is to develop and bring to market these two programs that are based on a proprietary code already in our possession that has proven very functional for the small, personal business of our President. We are currently in the research and development stage and have not yet completed either of our software programs.

The foundation of our technology, including the proprietary code with which we begin this project, was developed for and funded by our sole officer and director, Cecelia Pineda, over a period of several years for use in her own business. The development we will undertake, if we are successful in this offering, will be to make the product accessible and customizable for an infinite number of users. This will require that all sites have the ability to import their personal logos and forms, are completely secure and have several internal permission levels for any given company. We intend to continue our research, development and testing efforts until we are certain we have completed the best, most efficient model for sale and licensing.

The Software Programs/Products
------------------------------
A. Customer Relationship Management for Small Business - Customer Access Port

Customer Access Port (CAP) was developed because of our perception that most of the current CRM programs on the market are aimed at large businesses and demand complex, time-consuming attention that a small business has neither the time nor the resources to undertake. In this, as in many other areas, the needs for small business are not the same as the needs for large business.
It is significantly more important for small businesses to develop and maintain a strong body of satisfied customers. In the past experience of our Management, developing new customers is much more costly than maintaining current customers and yet small businesses, in their "busyness", have trouble getting organized enough to properly attend to their current customers, even though their very survival depends on it.

Our Customer Access Port (CAP) is aimed at small businesses with a staff of under 300 employees and will allow each company to have a customer database of thousands if they so desire. It is simple but fully integrated, and will be fully secured, stable and functional when completed. At present, the functionality is for one user. One of the main differences in our software from those generally available in the marketplace today is that ours is fully integrated with e-mail and web platforms and will allow the user company to have private access to their own client information via a completely secure web page.

We believe Customer Access Port (CAP) is the small business solution to customer tracking and communication. When completed, we intend for the program to allow companies to:

- - develop a fully-secured customer data base
- - maintain that customer base
- - access that database from any computer connected to the internet
- - update the database as necessary
- - merge their current database, if they have one, into the program
- - be able to sort the customer base in a variety of individualized preferences
- - be able to communicate desired information (promotions or changes in company policy) to all or certain groups of its customers
- - be able to receive communications from customers about their issues, preferences and requests
- - register all relevant customer information so that no matter who the customer communicates with, all employees have current and updated information they can refer to on the computer files. This can save endless frustration on the part of a customer who has a complaint or is trying to obtain a specific product.

It is our plan to expand the software and develop it to the point where it is fully customizable for an infinite variety and number of small businesses. The process to do this is complicated, but does not require new technology. Nevertheless, until we have completed the development, we cannot guarantee that we will be successful.

B.  Registration Lists for Coaches and Parent Volunteers - Team Access Port

When children wish to enter competitive sports leagues such as baseball, soccer, hockey, figure skating, gymnastics etc., they are generally required to do so according to their birth dates. Combine that with the availability or lack of ice, gym or field time available for each age group and you have a nightmare for the parents and volunteers who are trying to ensure an opportunity for each child in the community. Currently parents, instructors and coaches who are involved with sports teams, dance groups and other community programs, spend hundreds of hours each season making sure that children are registered in the right group at the right time. The amount of detail is immense and errors are frequent and frustrating for all involved.

Our web-based registration and list generation program - Team Access Port
(TAP) - will attempt to reduce the administrative burden on parents and coaches and make the registration of the thousands of children who participate in seasonal competitive sports a nearly foolproof process with little or no room for error. Our goal is for our program to enhance the dissemination of information among parents and team members and their coaches and organizers so they can spend more time with the actual coaching, game or function. In addition, it is our hope to save groups money by eliminating a majority of the paperwork that is currently sent back and forth by mail or hand delivered. Wait times could be reduced and directions and maps can be readily available on their Internet site, allowing all concerned to plan ahead and to know when and where they are going by logging into a computer website.

The first nine months of our operation will be for development, testing and market exploration, including initial market development, of these two database programs and the last quarter will be spent in intensive marketing, promotion and advertising.

Competition
-----------
The industry involved in the development and distribution of software products is intensely competitive with respect to new and evolving technologies and programs on a continuous basis. The number of general software programs produced annually worldwide is in the thousands. The number of programs with similarities to our programs, is in the dozens. There are many well-established competitors for products similar to ours with substantially greater financial and other resources than ours, including but not limited to established businesses with loyal customers. Our major competitors for the products we are developing are:

a) for the CRM program - Customer Access Port (CAP)
- - Siebel  - established 1993
- - Pivotal Corporation - established 1999 or earlier
- - salesforce.com - established 2000 or earlier
- - Maximizer - established 2002 or earlier
- - Sugar CRM - established 2004
- - Microsoft

b) for the online sports group registration program - Team Access Port (TAP)
- - Nortak Software Ltd - large software company, established 1976
- - League Athletics.com - established in 1998
- - Sporg Internet Corporation - established in April 2000
- - The Count Me In Corporation - established in 2003

Although we believe that our products provide a service not yet offered by these companies, ie., a program exclusively aimed at small business needs, we cannot guarantee that our competitors will not develop a similar or better product in the future and market it in the same price range or lower than our products.

We believe the key to our success will lie in early entrance to the unique niche that we perceive to be currently available and in the strong customer service focus we plan to give our business.

Distribution Methods
--------------------
As our products are web-based, they will be distributed through the Internet. As such, there will be no shipping costs or delays. We anticipate it may take several hours to customize our software products for each specific client and, therefore, project our delivery time will be within approximately 48 hours.

It is our intention to market our products using several different methods. Initially, we will build a website where potential customers can go to learn about our products and take a mini "test drive" of the product or products they are interested in. All of our additional marketing and advertising will always include this as an option because the internet is so readily available to so many people.

We also intend to place articles in appropriate trade journals, prominent newspapers and direct marketing campaigns to promote our products, as funds allow. Initially within the Vancouver area, we plan to send out special invitations, solicit inquiries and encourage face-to-face contact meetings with potential clients for the purpose of demonstrating the software and its technology to potential customers. We expect this to be one very effective opportunity to showcase the software and its unique qualities, prove its capabilities, educate the potential buyer and establish essential relationships. It is our intention to provide a financially and physically accessible product option to small businesses who may not have the time or money to involve themselves with costly and complicated software and procedures, but who may have a need to develop, maintain and "work a reliable, easy-to-use customer data base.

We will focus ourselves intensely on the service aspect of our business, from the initial inquiry of a potential customer to the distribution and support process. In an era when customer service seems to be almost a thing of the past, we plan to build a strong, customer-service oriented organization. It is our perception that all customers are looking for a product that serves their needs and they want service through the entire purchase process, from beginning to end. We firmly believe that a strong customer-service focus is as important to customer satisfaction as an excellent product. In the long term, we believe a strong customer service policy will lead to repeat customer business and word-of-mouth recommendations.

While we currently do not have the financial resources, or the need to employ any customer service personnel, we do intend to develop a stringent customer service policy and, when needed and as funds allow, will hire the necessary staff to support that policy. At present, management will be available from 8:00 a.m. to 5:00 p.m. PST. to answer inquiries by telephone or e-mail or via voicemail.

Equipment
---------
Cecelia Pineda, our sole officer and director, currently provides use of her computer and other office equipment including a printer, fax machine, scanner and telephone for the company on a rent-free basis. We will continue this arrangement for the first year of our development or until such time as it becomes unmanageable. We expect the need for additional assistance will emerge when we are in the marketing and distribution phase of our operation, at which time we will establish separate company phone and fax lines.

Patents and Trademarks
----------------------
We currently have no patents or trademark protection on our programs. Although we have considered taking this step and may determine it is feasible to do so in the future, we will still have no assurance that doing so will prevent competitors from using similar names, concepts or appearance. We do have proprietary rights to the functional code, but do not have plans to formally copyright or apply for patents in the future, as funds become available to do so. We do intend to establish our domain name and logo as quickly as practicable after completion of the offering.

Government Regulations and Approvals
-----------------------------------
We have obtained our Nevada Business License and intend to file the registration papers for our business license in the province of British Columbia, Canada once we have completed the development of our software products and commence marketing operations in Canada. We will also apply for both provincial and federal sales licenses in Canada at that time. These are the only government approvals that we can determine are necessary at this time. We are unaware of any other existing government regulations that will affect our business.

Regulation of Internet - As far as we can determine, websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

* privacy
* freedom of expression
* pricing
* content and quality of products and services
* taxation
* advertising
* intellectual property rights
* information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a negative impact on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

We will abide by all copyright laws and will ensure that any copyrighted information that is provided on our website or included in any or our greeting card offerings has received approval from the source of the copyright information. When using the information provided or refurbished from other sources and to protect us from any potential intellectual property claims, we will endeavor to obtain all necessary consents prior to the use of the sources and will reference the sources to give full credit where it is due.

Employees and Employment Agreements
-----------------------------------
We currently have no employees other than Cecelia Pineda, our sole officer and director, who devotes approximately 30 hours per week to our business and who will not be compensated for her time until and if we become profitable. If we are successful in the offering, we intend to engage the services of two unrelated third party private contractors to work with us on completing the development and testing of our software programs and design our website. We do not currently have any agreements, verbal or written, with Ms. Pineda or any other proposed employee or independent contractor. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no employee contracts, agreements or personal benefits available to anyone associated directly or indirectly with the company.

ITEM 1A. Risk Factors
---------------------
Investing in our securities involves risks. Investors should carefully consider the following risk factors and the other information in this report, including our consolidated financial statements and related notes, before deciding to purchase our common stock. If any of the following risks occur, our business, financial condition and operating results could be adversely affected.

RISKS ASSOCIATED WITH OUR COMPANY:
---------------------------------
1. Since we are a development stage company, have generated no revenues and lack an operating history, any investment in our common stock is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.
----------------------------------------------------------------------------
Our company was incorporated in May 2005 and we have not yet fully commenced our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into our highly competitive software industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain customers for our software programs, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing any revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any common stock you own.

2. We are totally dependent on the proceeds from the offering to implement our proposed business plans. We do not have any other sources of funding and may be unable to find any such funding, if and when needed, which could severely limit any possible revenues and result in a failure of our business.
-----------------------------------------------------------------------
We are planning to use the proceeds of the offering to complete the development, testing, expansion and marketing of our software programs. Other than the proceeds we hope to receive from the public offering we are conducting pursuant to our Form SB-2 registration, no other source of capital has been identified or sought. Assuming we will sell all of the Units and close the offering, we will receive the total proceeds of $100,000, less offering expenses of $10,000, leaving us with a total of $90,000 cash. In addition to the $1,904 in cash we currently have in the bank, we will have a total of approximately $91,904 in cash, assuming completion of the offering. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

3. Since our success depends upon the efforts of Cecelia Pineda, our sole officer and director, and our ability to attract a fully qualified programmer and web-designer, our failure to retain and/or attract these individuals will negatively affect our business, operating results and financial results. In addition, if we are successful in developing and marketing our initial programs, we will likely need to hire additional employees in order to service our customers and expand our operations. If these employees are not available to us, we may be unable to expand our business when we are ready to do so, which could result in possible revenue losses.
---------------------------------------------------------------------------
Our business is highly dependent upon the efforts of Cecelia Pineda and our ability to attract and retain key employees and management personnel.
In addition, we will require the services of a highly skilled computer programmer and web-page developer almost immediately upon completion of this offering when our business begins the development of our software products. Competition for qualified personnel in this industry is intense and we may not be able to hire or retain qualified personnel, if and when needed. We cannot guarantee that our original computer programmer will contract with us or that we will be able to identify and/or hire qualified personnel as and when they are needed for our operations. The loss of the services of Cecelia Pineda, or the inability to attract qualified personnel, could have a negative effect on our business operations, operating results and possible revenues.

4. Our officer and director has conflicts of interest in that she may have other activities that will prevent her from devoting full-time to our operations, which may slow our operations and as a result may reduce our financial results and possible revenues.
---------------------------------------------------------------------------
Our sole officer and director will not be compensated for her time, has conflicts of interest as she may need to spend more time than is currently estimated on other activities, preventing her from spending full-time on our operation. Cecelia Pineda is a business consultant and takes on various independent contracts. She will initially devote 30 or more hours per week to our business but could, at some point in the future, take on a larger outside contract which would consume more of her time. If this were to happen, it could negatively affect our operations and reduce or limit our potential earnings.

5. The software industry is highly competitive and if our products are not well received or successful, we may be unable to generate revenues, which could result in a total loss of your investment.
--------------------------------------------------------------------------
The technology industry is highly competitive with respect to products, performance, quality and accessibility. There are numerous well-established competitors, including national, regional and local developers and distributors who have substantially greater financial, marketing, personnel and other resources than our company. There can be no assurance that we will be able to respond to various competitive factors affecting our industry and technology. The need for new software programs is also generally affected by changes in consumer preferences, national, regional and local economic and regulations and demographic trends.

6. Because we do not currently have any patent or trademark protection for our software programs, there is no guarantee that someone else will not duplicate our ideas and bring them to market before we do or make a better product, either of which could severely limit our proposed sales and revenues and impact our ability to become profitable.
--------------------------------------------------------------------------
We currently have no patents or trademarks on our programs or names. As business is established and operations expand, we may seek such protection, however, we currently have no plans to do so. We have no patent or trademark rights, unauthorized persons may attempt to copy aspects of our business, including our designs, programs and other proprietary information. There is no guarantee that we will be able to protect our proprietary information and brand names. Our success and ability to compete will depend in part on the protection of the intellectual property and brand names and any infringements or unauthorized use could adversely affect our potential to generate revenues or produce a profit and could negatively affect your investment and the value of your securities. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations. We are unaware of any infringement upon our proprietary rights and/or brand name and have not been notified by any third party that we are infringing upon any proprietary rights.

Policing unauthorized use of our proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible. In addition, third parties may bring claims of copyright or trademark infringement against us or claim that certain of our processes or features violate a patent, that we have misappropriated their technology or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, and/or require us to enter into costly royalty and/or licensing arrangements to prevent further infringement, any of which could increase our operating expenses and thus prevent us from becoming profitable.

Our competitive position also depends upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets. If this occurs, our competitors may use our processes or techniques to develop competing products and bring them to market ahead of us. This could prevent us from becoming profitable.

RISKS ASSOCIATED WITH OUR SECURITIES:
------------------------------------
7. Buying low-priced penny stocks is very risky and speculative.
---------------------------------------------------------------
The shares of our common stock being offering are defined as "penny stocks" under the Securities and Exchange Act of 1934. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares underlying the Units you may purchase in this offering in the public markets.

8. We are selling the offering without an underwriter and may be unable to sell any Units.
----------------------------------------------------------------------------
Our offering is self-underwritten, that is, we are not going to engage the services of an underwriter to sell any Units; we intend to sell them through our officers and directors, who will receive no commissions. We intend to hold investment meetings and invite our friends, acquaintances and relatives in an effort to sell the Units; however, there is no guarantee that we will be able to sell any of the Units. In the event we are unable to sell all of the Units in the offering, we will be forced to reduce or abandon our proposed business operations until such time as additional monies can be obtained, either through loans or financings.

9. Our common stock currently has no trading market and there is no guarantee a trading market will ever develop for our securities. Therefore, you may have difficulty selling any shares you purchase in the offering.
---------------------------------------------------------------------------
There is presently no public market for our securities. While we do intend to apply for quotation in the Over-the-Counter Bulletin Board following completion of the offering and implementation of our business plans, we cannot guarantee that our application will be approved and our stock listed and quoted for sale on any public market. If no market is ever developed for our common stock, it will be difficult for you to sell any of our shares. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares of common stock without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares of common stock, resulting in an inability to realize any value from your investment.

10. Our sole director has voting control of our common stock, which could result in shareholder decisions being made on matters you may not agree with or that may not necessarily be of benefit to you as a shareholder.
-------------------------------------------------------------------------
Because our sole officer and director controls a large percentage of our common stock, she has the power to control our management and its decisions. Our sole director owns a total of 4,500,000 shares, which will be approximately 69% of our issued and outstanding common stock after the offering. As such, in accordance with provisions in our articles of incorporation and bylaws, she will be able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of our officer and sole director may not be, at all times, the same as that of our other shareholders. Where those conflicts exist, our shareholders will be dependent upon our sole officer and director exercising, in a manner fair to all of our shareholders, her fiduciary duties. Also, this officer and directors will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including any possible change in business plans, merger of our company with or into another company, the sale of all or substantially all of our assets and/or amendments to our articles of incorporation, even though none of such events is planned or proposed.

11. There is no guarantee or assurance that the offering proceeds will not be prematurely used before satisfaction of the "all-or-none" condition of our offering.
-----------------------------------------------------------------------------
Because the proceeds received from investors in the offering will not be held in an escrow or trust account, there can be no assurance that we will be in a position to return funds to investors in the offering in the event we are unable to sell all of the Units, as required by the "all-or-none" provisions. In the event we prematurely use any of the offering proceeds, we may be unable to return all of the offering proceeds to investors. There can be no guarantee without the use of an escrow agent or trust account that the funds will be available for refund if and when needed. In any such event, you could risk a total loss of any investment you make in our Units.

ITEM 1B. Unresolved Staff Comments
----------------------------------
Not applicable.

Item 2. Properties
------------------
We do not currently own any property or real estate of any kind. We rent a small virtual office where we receive our mail and can rent space for meetings, interviews or presentations when needed. We will operate our business out of the home of our President, Cecelia Pineda until we begin generating revenues and our operations expand, at which time we will seek to lease office facilities at competitive market rates, on a month-to-month basis. It is our opinion that our current arrangement is the most practicable and financially responsible for our current stage of development.

Item 3. Legal Proceedings
-------------------------
We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
There were no matters submitted for a vote to the security holders during the year ended December 31, 2005.

                             PART II
                             =======

Item 5. Market for Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities
------------------------------------------------------------------
Our Common Stock, par value $.001, is currently not listed. Following completion of the offering, we plan to apply for listing of our common stock on the Over-the-Counter Bulletin Board. As we cannot predict when, or even if, the offering will be completed, we cannot predict if, or when, a trading market will commence. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

As of December 31, 2005 there was one stockholder of record, who is our sole officer and director, holding a total of 4,500,000 shares of our common stock. All of said shares are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At December 31, 2005, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.


ITEM 6.  Selected Financial Data
--------------------------------
Since we have not yet fully commenced our business operations or generated any revenues since inception, and have only been incorporated since May 2005, no selected historical financial and operating data for each of the five years through fiscal year 2005 are included herein. The only expenses incurred since inception have been in connection with the preparation and filing of documents used in our initial public offering and in subsequent registration statement and periodic report filings with the U.S.
Securities and Exchange Commission and for the initial development of our business plans. Our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2005 are included in their entirety in this Annual Report and should be read in conjunction with the annual report.

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
-------------------------------------------------------------------
Plan of Operation
-----------------
We are a start-up company and have not yet generated or realized any revenues from our business operations. Furthermore, as we are still in the development stage and expect to operate at a loss for most or all of the first year of our operations as we develop and test our products and begin our initial marketing and advertising campaigns.

We do not expect to satisfy out cash requirements for business operations for the next 12 months with our current cash in the bank and will require receipt of the proceeds of the offering we are currently conducting or additional financing to maintain our ongoing business operations. No assurances can be given that we will be able to complete the offering or raise additional financing to satisfy our cash requirements.

Because we were only incorporated on May 13, 2005, no comparative analyses to previous fiscal years is contained in this annual report.

Results of Operations
---------------------
We had no revenues for the period from inception on May 13, 2005 to the fiscal year ended December 31, 2005.

For the period from inception on May 13, 2005 to the fiscal year ended December 31, 2005, we incurred a net operating loss of $19,586.

Total operating costs for the period from inception on May 13, 2005 to the fiscal year ended December 31, 2005 were $19,586, consisting of $144 in office and miscellaneous expense, $5,000 in consulting fees paid to unrelated third parties, $13,687 in legal and accounting fees and $755 in stock transfer agent fees.

Liquidity and Capital Resources
-------------------------------
As at December 31, 2005, we had cash in the bank of $1,904 and prepaid deposits of $50. We expect that we might not be able to satisfy our cash requirements for business operations for the next 12 months without receipt of the funds we are expecting to receive upon completion of the public offering of our securities currently being conducted pursuant to a Form SB-2 registration statement filed with the U.S. Securities and Exchange Commission, or by raising additional funds or seeking bank loans.

Our current liabilities consist of $7,540 in accounts payable and accrued liabilities and $5,000 due to Cecelia Pineda, our sole officer and director. This amount is non-interest bearing, unsecured and has no fixed term of repayment.

Cash flows provided by financing activities for the period from inception on May 13, 2005 to the fiscal year ended December 31, 2005 were $9,000, representing the cash paid by Cecelia Pineda, our sole officer, director and shareholder, for her founders' shares.

There were no cash flows provided by investing activities for the period from inception on May 13, 2005 to the fiscal year ended December 31, 2005.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Our continued operations are dependent upon our ability to complete the public offering of our securities and receive the proceeds therefrom, generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plan could fail. In addition, we may modify or not pursue our business plan based on available financing.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Subsequent Events
-----------------
As of the date of the filing of this annual report, we have received $50,000 in subscriptions from the sale of the Units in our public offering pursuant to the registration on Form SB-2 with the U.S. Securities and Exchange Commission. Pursuant to the terms of the offering, the funds will be deposited into a separate bank account until such time as the offering is completed and we have sold all the Units and received the total offering proceeds of $100,000, at which time the funds will be released to us to use as set forth in the Offering Proceeds section of the registration statement.

Subsequent to the fiscal year ended December 31, 2005, Cecelia Pineda, our sole officer, director and shareholder advanced a loan of $2,200 to us for use in our day-to-day operations. The loan is is non-interest bearing, unsecured and has no fixed term of repayment.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 7. Financial Statements.
-----------------------------
Following are our audited financial statements for the year ended
December 31, 2005.

                        NORTHTECH CORPORATION
                    (A Development Stage Company)

                        FINANCIAL STATEMENTS
                     (Expressed in U.S. Dollars)


                          31 December 2005

James Stafford
Chartered Accountants*
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional

       Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
   NorthTech Corporation
  (A Development Stage Company)

We have audited the balance sheet of NorthTech Corporation as of 31 December 2005, and the related statement of operations, cash flows and changes in stockholders' equity for the period from the date of inception on 13 May 2005 to 31 December 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2005 and the results of its operations, its cash flows and its changes in stockholders' equity for the period from the date of inception on 13 May 2005 to 31 December 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Chartered Accountants
Vancouver, Canada

20 March 2006


                        NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET
                     (Expressed in U.S. Dollars)
                       As at 31 December 2005
------------------------------------------------------------------
				                           $
ASSETS
------
Current
-------
  Cash and cash equivalents                              1,904
  Prepaid expenses                                          50
                                                        ------
                                                         1,954
                                                        ======
LIABILITIES
-----------
Current
-------
  Accounts payable and accrued liabilities (Note 3)      7,540

  Due to related party (Note 4)                          5,000
                                                        ------
                                                        12,540
                                                        ------
Stockholders' equity
--------------------
Capital stock (Note 5)
Authorized
 75,000,000 common shares, par value $0.001
Issued and outstanding
 2005 - 4,500,000 common shares, par value $0.001        4,500
  Additional paid-in capital                             4,500
Deficit, accumulated during the development stage      (19,586)
                                                        ------
                                                       (10,586)
                                                        ------
                                                         1,954
                                                        ======

Nature and Continuance of Operations (Note 1)
Subsequent Events (Note 8)

On behalf of the Board:
/s/ Cecelia Pineda, Director


The accompanying notes are an integral part of these financial statements.


                         NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF OPERATIONS
                     (Expressed in U.S. Dollars)
For the period from the date of inception on 13 May 2005 to 31 December 2005
----------------------------------------------------------------------------
                                                         $
Expenses
--------
Consulting fees                                         5,000
Legal and accounting                                   13,687
Office and miscellaneous                                  144
Transfer agent fees                                       755
                                                    ---------
Net loss for the period                                19,586
                                                    =========
Basic and diluted loss per common share                (0.004)
                                                    =========
Weighted average number of common shares
used in per share calculations                      4,500,000
                                                    =========






















The accompanying notes are an integral part of these financial statements.


                         NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS
                     (Expressed in U.S. Dollars)
For the period from the date of inception on 13 May 2005 to 31 December 2005
----------------------------------------------------------------------------

                                                                        $
Cash flows from operating activities:
------------------------------------
Net loss for the period                                             (19,586)

Changes in operating assets and liabilities
  Increase in prepaid expenses                                          (50)
  Increase in accounts payable and accrued liabilities                7,540
  Increase in due to related parties                                  5,000
                                                                  ---------
                                                                     (7,096)

Cash flows from financing activities:
------------------------------------
Common shares issued for cash                                         9,000
                                                                  ---------

Increase in cash and cash equivalents, being cash and cash
equivalents, end of period                                            1,904
                                                                  =========


Supplemental Disclosures with Respect to Cash Flows (Note 7)














 The accompanying notes are an integral part of these financial statements.


                         NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (Expressed in U.S. Dollars)






                                                   Deficit,
                      Number           Additional Accumulated     Total
                        of      Share   Paid-In   During the   Stockholders'
                      Shares   Capital  Capital   Development     Equity
                      Issued                        Stage
                                  $        $          $              $
                   ---------------------------------------------------------
Balance at
13 May 2005
(Inception)                 -        -         -           -             -

Common shares
issued - cash
($0.002 per share)
(Note 5)            4,500,000    4,500     4,500           -         9,000

Net loss for
the period                  -        -         -     (19,586)      (19,586)
                   ---------------------------------------------------------
Balance at
31 December
2005                4,500,000    4,500     4,500    (19,586)       (10,586)
                   =========================================================













The accompanying notes are an integral part of these financial statements.

                         NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                     (Expressed in U.S. Dollars)
                           31 December 2005

1.  Nature and Continuance of Operations

NorthTech Corporation (the "Company") was incorporated under the laws of the State of Nevada on 13 May 2005. The Company was incorporated for the purpose to develop and market two database management programs, one for small businesses and the other for community based sports teams.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced. As a result, no revenue has been derived during the organization period.

The Company's financial statements as at 31 December 2005 and for the period from the date of inception on 13 May 2005 to 31 December 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $19,586 for the period from the date of inception on 13 May 2005 to 31 December 2005 and has a working capital deficit of $5,586 at 31 December 2005.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 December 2005, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                     (Expressed in U.S. Dollars)
                           31 December 2005

2.  Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company's fiscal year end is 31 December.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, prepaid expenses, accounts payable and accrued liabilities, and due to related party approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

                        NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                     (Expressed in U.S. Dollars)
                           31 December 2005

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.
Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 13 May 2005 to 31 December 2005.

                        NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                     (Expressed in U.S. Dollars)
                           31 December 2005

Foreign currency translation

The Company's functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.
The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

                        NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                     (Expressed in U.S. Dollars)
                           31 December 2005

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion
No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.
123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.

                        NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                     (Expressed in U.S. Dollars)
                           31 December 2005

3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.  Due to Related Party

As at 31 December 2005, the amount due to related party includes $5,000 payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

5. Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 4,500,000 common shares with a par value of $0.001 per common share.

On 25 July 2005, 4,500,000 common shares of the Company were issued for cash proceeds of $9,000.

6.  Income Taxes

There are no current or deferred tax expenses for the year ended 31 December 2005 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

                        NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                     (Expressed in U.S. Dollars)
                           31 December 2005

The provision for refundable federal income tax consists of the following:

                                                For the
                                            period from
                                            the date of
                                              inception
                                              on 13 May
                                             2005 to 31
                                          December 2005
                                                      $
Deferred tax asset attributable to:

Current operations                              (6,659)
Less: Change in valuation allowance              6,659
                                         -------------
Net refundable amount                                -
                                         =============

The composition of the Company's deferred tax assets as at 31 December 2005 is as follows:


                                       31 December 2005
                                               $

Net income tax operating loss
carryforward                                (19,586)
                                           =========
Statutory federal income tax rate               34%
Effective income tax rate                        0%

Gross deferred tax assets                   (6,659)
Less: Valuation allowance                    6,659
                                           ---------
Net deferred tax asset                           -
                                           =========

The potential income tax benefit of these losses has been offset by a full valuation allowance.

                        NORTHTECH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                     (Expressed in U.S. Dollars)
                           31 December 2005


As at 31 December 2005, the Company has an unused net operating loss carry-forward balance of approximately $19,586 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in 2025.

7. Supplemental Disclosures with Respect to Cash Flows

                                                For the
                                            period from
                                            the date of
                                              inception
                                              on 13 May
                                             2005 to 31
                                          December 2005
                                                      $
Cash paid during the year for interest                -
Cash paid during the year for income taxes            -

8.  Subsequent Events

The following events occurred subsequent to 31 December 2005:

i. The Company announced an offering of up to 2,000,000 units at a price of $0.05 per unit. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.25 per common share expiring 26 January 2009. The Company has received $50,000 share subscriptions received in advance related to the future issuance of these units.

ii. A shareholder of the Company provided a loan of $2,200 to the Company which is non-interest bearing, unsecured and has no fixed terms of repayment.

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
--------------------------------------------------------
On March 22, 2006, our Board of Directors and Stockholder formally approved a change of auditors based on the reason that the accounting firm of DeJoya Griffith & Company was located too far from our business operations and it was difficult to get information to and communicate with DeJoya Griffith & Company of Henderson, Nevada, in order to efficiently and effectively prepare and timely file our periodic reports. As a result, on March 22, 2006, we engaged the services of James Stafford, Chartered Accountants, an independent chartered registered accounting firm located in Vancouver, BC, Canada, as our principal accountant to audit and review our financial statements.

DeJoya Griffith & Company's audit report on the financial statements for the period from inception to October 31, 2005 included in our initial Form SB-2 registration statement, and amendments thereto, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. Their audit report dated September 21, 2005 did contain a "going concern" paragraph concerning an uncertainty of our ability to survive as a going concern.

There have been no disagreements with DeJoya Griffith & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures which, if not resolved to their satisfaction, would have caused the DeJoya Griffith & Company to make reference to the subject matter in connection with its reports and/or reviews of our consolidated financial statements during the periods reported on by them. None of the reportable events described in Item 304(a)
(1)(iv) of Regulation S-B occurred.

Item 8a. Controls and Procedures
-------------------------------------------
As of the end of the period covered by this Form 10-KSB, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 3a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal accounting officer. Based on this evaluation, our management, including our principal executive officer and principal accounting officer, concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                              PART III
                              ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                           Age        Position(s)
----                           ---        -----------

Cecelia Pineda                 61         President, CEO, CFO, Treasurer,
502-2150 Bellevue Avenue                  Principal Accounting officer,
West Vancouver BC,                        Secretary and Director
Canada, V7V 1C3

Background of Directors and Executive Officers
----------------------------------------------
Cecelia Pineda has been our sole officer and director since inception in May 2005. Ms. Pineda graduated from the University of British Columbia in Vancouver with a Bachelor of Arts degree in 1964 and has worked mainly in the field of Adult Continuing Education since that time. She has worked as a Corporate Trainer working with business, industry and government, providing supervisory management and strategic action planning training as President of a private company embedded within a college in the British Columbia College system (Impact Training Corporation out of Selkirk College in Trail, British Columbia), and has provided training for over 10,000 people in four Canadian provinces. Major clients have included Cominco, Justice Institute Of BC, credit unions, firefighters, municipal governments and various high tech industries in Ontario including Mitel, Gandalf and British Aerospace. From April 2003 to the present, Ms. Pineda has been a self-employed independent contractor assisting public and private companies to develop training plans and develop and write copy for corporate websites and brochures. FromJanuary 2002 to April 2003, she was a Senior Program Coordinator at VancouverCommunity College in Vancouver BC, Canada. Her responsibilities included developing, programming and marketing training programs for adults. From January 1991 to January 2002, she was a Program Coordinator for the Vancouver School in Vancouver BC, Canada. Her responsibilities included developing, programming and marketing multiple programs for adults. Ms. Pineda has not held directorships in any other publicly reporting companies and will devote approximately 30 hours per week to the business of our company.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
--------------------------------
Cecelia Pineda, our sole officer and director, has not been compensated since inception for her services, nor for any out-of-pocket expenses she has incurred; however, if we are able to successfully complete this offering, we will begin to compensate her for any out-of-pocket expenses she incurs on our behalf. In the future, if and when we become profitable from revenues generated, we may approve payment of salaries for officers and directors who are actively participating in the day-to-day operations of our business, but currently, no such plans have been approved.

In addition, we also do not currently have any benefits, such as health insurance, life insurance, stock options, profit sharing or any other benefits available to anyone and no employment agreements of any kind are in place.

                         SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------
                               Annual Compensation         Long-Term Comp.
                                                          Awards    Payouts
Name and                  Consulting        Other Annual
Position(s)          Year      Fees  Bonus  Compensation
----------------------------------------------------------------------------
Cecelia Pineda       2005      None   None      None      None      None
President, CEO,
Secretary,
Treasurer, CFO
and Director
----------------------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.

ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management and related Stockholder Matters
------------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Name and Address          No. of      No. of          Percentage
Beneficial                Shares      Shares         of Ownership
Owner                     Before      After        Before      After
                          Offering    Offering    Offering    Offering

-----------------------   --------    ---------------------------------
Cecelia Pineda            4,500,000    4,500,000     100%        69%
502-2150 Bellevue Ave.
West Vancouver, BC
Canada, V7V 1C3
-----------------------
All Officers and
Directors as a Group
(1 Person)                4,500,000    4,500,000     100%        69%


(1) The persons named above, who are the only officers, directors and principal shareholders, may be deemed to be parents and promoters, within the meaning of such terms under the Securities Act of 1933, by virtue of their direct securities holdings.

(2) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
We are currently using the home of our sole officer and director at no cost to us. There is no written lease agreement or other material terms or arrangements relating to our agreement with the Funks to use their home. We do not have any other related transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits
------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under our SEC File No. 333-128822, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31            Sec. 302 Certification of President/CEO and CFO
  32            Sec. 906 Certification of President/CEO and CFO

(b) There were no reports on Form 8-K filed for the year ended December
31, 2005; however, one report on Form 8-K was filed subsequent to the fiscal year end and prior to the date of the filing of this annual report to disclose our change of auditors.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the year ended December 31, 2005 were $4,505 and the review for the financial statements included in our quarterly reports on Form 10-QSB during the year then ended, were $0.

Audit Related Fees
------------------
We incurred no fees for the year ended December 31, 2005 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for the year ended December 31, 2005 were $ NIL.

All Other Fees
--------------
We incurred no other fees during the year ended December 31, 2005 for products and services rendered by our principal accountant.

                              SIGNATURES
                              ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2006         NorthTech Corporation, Registrant
                              /s/ Cecelia Pineda
                              By: Cecelia Pineda, President, CEO, Secretary,
                              Treasurer, CFO, Principal Accounting Officer
                              and sole Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2006         NorthTech Corporation, Registrant
                              /s/ Cecelia Pineda
                              By: Cecelia Pineda, President, CEO, Secretary,
                              Treasurer, CFO, Principal Accounting Officer
                              and sole Director