Form 10KSB/A
period 2005-12-31
NorthTech CORP
filed 2006-04-03
CIK 1330340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB/A
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2005

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

 THIS AMENDED ANNUAL REPORT IS BEING FILED TO INCLUDE THE CERTIFICATIONS REQUIRED TO BE FILED PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT, WHICH WERE INADVERTENTLY OMITTED IN THE ORIGINAL FILING.

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