Form 10QSB
period 2006-03-22
NorthTech CORP
filed 2006-05-16
CIK 1330340

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2006

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                 Commission File Number: 333-128822

                    NORTHTECH CORPORATION
    ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                              20-2842514
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

 Suite 421 - 1917 West 4th Avenue
  Vancouver BC, Canada, V6J 1M7              604-689-4088
--------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

Indicate  by check mark  whether  the  registrant  is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes X    No

We had a total of 75,000,000 shares of common stock, par value $.001, issued and outstanding at March 31, 2006.

Transitional Small Business Disclosure Format:  Yes     No X

                      TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements......................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation ... 13

Item 3.  Controls and Procedures...................................... 17

                    PART II: OTHER INFORMATION

Item 1A. Risk Factors................................................. 17

Item 6.  Exhibits..................................................... 18

Signatures............................................................ 18



Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.


                 Part I - FINANCIAL INFORMATION
                 ------------------------------

Item 1.  Financial Statements
-----------------------------
The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

                       PART I -  FINANCIAL INFORMATION
                       ===============================

Financial Information
---------------------

Item 1.  Financial Information

The financial statements for NorthTech Corporation, Ltd.
(the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB for the year ended December 31, 2005.

                            NorthTech Corporation
                        (A Development Stage Company)
                              Balance Sheets
                         (Expressed in U.S Dollars)
                                (Unaudited)

                                             As at         As at
                                          31 March   31 December
                                              2006          2005
                                                 $     (Audited)
                                                               $
                                          ---------  -----------
Assets
------
Current
-------
Cash and cash equivalents                    98,200        1,904
Prepaid expenses                                  -           50
                                           --------     --------
                                             98,200        1,954
                                           ========     ========
Liabilities
-----------
Current
-------
Accounts payable and accrued
 liabilities (Note 3)                         9,829        7,540
Due to related party (Note 5)                 7,200        5,000
                                           --------     --------
                                             17,029       12,540
                                           --------     --------

Stockholders' equity
--------------------
Capital stock (Note 5)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 March 2006 - 6,500,000 common shares,
par value $0.001
31 December 2005 - 4,500,000 common
shares, par value $0.001                      6,500        4,500
Warrants                                        308            -
Additional paid-in-capital                  108,192        4,500
Deficit, accumulated deficit during the
 development stage                          (33,829)     (19,586)
                                            --------     --------
                                             81,171      (10,586)
                                            --------     --------
                                           $ 98,200     $  1,954
                                            ========     ========

Nature and Continuance of Operations (Note 1) and Commitment (Note 8)

On behalf of the Board:
/s/ Cecelia Pineda, Director

The accompanying notes are an integral part of these financial statements.


                    NorthTech Corporation
               (A Development Stage Company)
                 Statements of Operations
                (Expressed in U.S Dollars)
                       (Unaudited)

                                        For the
                                    period from
                                    the date of
                                   inception on
                                    13 May 2005      For the three
                                             to       month period
                                      31  March           ended 31
                                           2006         March 2006
                                              $                  $
                                   ------------      -------------

Expenses:
---------
Bank charges and interest                 1,139              1,104
Consulting fees                           7,500              2,500
Legal and accounting                     18,246              4,559
Management fees (Notes 5, 6 and 9)        5,100              5,100
Office and miscellaneous                    109                  -
Rent (Notes 5, 6 and 9)                     900                900
Transfer agent fees                         855                100
                                   ------------      -------------
Net loss before other item              (33,849)           (14,263)
                                   ============      =============
Other item
----------
Foreign exchange gain                        20                 20
                                   ------------      -------------
Net loss for the period                 (33,829)           (14,243)
                                   ============      =============

Basic and diluted earnings
per common share                                            (0.003)
                                                     =============
Weighted average number of
common shares used in per
share calculations                                       4,522,210
                                                     =============











The accompanying notes are an integral part of these financial statements.


                  NorthTech Corporation
              (A Development Stage Company)
                Statements of Cash Flows
                (Expressed in U.S Dollars)
                       (Unaudited)

                                                For the
                                            period from
                                            the date of
                                           inception on
                                                 13 May     For the three
                                             2005 to 31      month period
                                                  March          ended 31
                                                   2006        March 2006
                                                      $                 $
                                           ------------     -------------
Cash flows from
operating activities
--------------------
Net loss for the period                        (33,829)          (14,243)

 Adjustments to reconcile loss to net
 cash used by operating activities
   Contributions to capital by related
   party - expenses (Notes 5 and 6)              6,000             6,000
Changes in operating assets and liabilities
  Decrease in prepaid expenses                       -                50
  Increase in accounts payable and
  accrued liabilities                            9,829             2,289
                                            ----------        ----------
                                               (18,000)           (5,904)
                                            ----------        ----------
Cash flows from
financing activities
--------------------
Increase in due to related party                 7,200             2,200
Common shares issued for cash                  109,000           100,000
                                            ----------        ----------
                                               116,000           102,200
                                            ----------        ----------
Increase in cash and cash equivalents           98,200            96,296

Cash and cash equivalents,
beginning of period                                  -             1,904
                                            ----------        ----------
Cash and cash equivalents,
end of period                                   98,200            98,200
                                            ==========        ==========

Supplemental Disclosures with Respect to Cash Flows (Note 9)


The accompanying notes are integral part of the consolidated financial statements.



                           NorthTech Corporation
                      (A Development Stage Company)
                     Statements of Stockholders' Equity
                       (Expressed in U.S. Dollars)
                               (Unaudited)





                   Number                                      Deficit,
                       of                                   accumulated
                   common             Additional             during the
                   shares   Capital      paid-in            development    Stockholders'
                   issued     stock      capital  Warrants        stage          equity
                                  $            $         $            $               $
----------------------------------------------------------------------------------------
Balance at
31 May 2005
(Inception)             -        -             -         -           -               -

Coommon shares
issued for cash
($0.002 per
share) - 25
July 2005       4,500,000     4,500        4,500         -           -           9,000

Net loss for
the period              -         -            -         -     (19,586)        (19,586)
               -------------------------------------------------------------------------
Balance at
31 December
2005            4,500,000     4,500        4,500         -     (19,586)        (10,586)

Common shares
issued for cash
($0.05 per
unit) - 30
March 2006      2,000,000     2,000       97,692         -           -          99,692

Warrants
granted                 -         -            -       308           -             308

Contributions
to capital by
related party-
expenses (Notes
5, 6 and 9)             -         -        6,000         -           -           6,000

Net loss for
the period              -         -            -         -     (14,243)        (14,243)
               -------------------------------------------------------------------------
Balance at
31 March
2006            6,500,000     6,500      108,192       308     (33,829)         81,171
               =========================================================================











The accompanying notes are an integral part of these financial statements.

                    NorthTech Corporation
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

1. Nature and Continuance of Operations
---------------------------------------
NorthTech Corporation (the "Company") was incorporated under the laws of the State of Nevada on 13 May 2005. The Company was incorporated for the purpose to develop and market two database management programs, one for small businesses and the other for community based sports teams.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 31 March 2006 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $14,243 for the three month period ended 31 March 2006 and has working capital of $88,371 at 31 March 2006 (31 December 2005 - working capital deficit of $5,586).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 March 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    NorthTech Corporation
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

2.  Significant Accounting Policies
-----------------------------------
The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 March 2006 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 March 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 December 2005.

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.
The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                    NorthTech Corporation
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

3.  Accounts Payable and Accrued Liabilities
--------------------------------------------
Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.  Due to Related Party
------------------------
As at 31 March 2006, the amount due to related party consists of $7,200 (31 December 2005 - $5,000) payable to a director and stockholder of the Company. Amounts due to related party are non-interest bearing, unsecured and have no fixed terms of repayment.

5.  Capital Stock
-----------------
Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and Outstanding

The total issued and outstanding capital stock is 6,500,000 common shares with a par value of $0.001 per common share.

On 30 March 2006, the Company issued 2,000,000 units at a price of $0.05 per unit. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.25 up to 26 January 2009 (Note 8).

During the three month period ended 31 March 2006, an officer, director and stockholder of the Company made contributions to capital by the payment of Company expenses (Notes 6 and 9).

Warrants

The following share purchase warrants were outstanding at 31 March 2006:

                                                                Remaining
                                        Exercise  Number of   contractual
                                           price   warrants   life (years)
                                               $
                                        ---------------------------------
Warrants                                    0.25  2,000,000         3
                                                  ---------
                                                  2,000,000
                                                  =========

                    NorthTech Corporation
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006


The following is a summary of warrant activities during the three month period ended 31 March 2006:

                                                                 Weighted
                                                                  average
                                                Number of        exercise
                                                 warrants           price
                                                                        $
                                                -------------------------
Outstanding and exercisable at
31 December 2005                                        -               -

Granted                                         2,000,000            0.25
Exercised                                               -               -
Expired                                                 -               -
                                                ---------
Outstanding and exercisable
at 31 March 2006                                2,000,000            0.25
                                                =========     ===========
Weighted average fair value of warrants
granted during the period ended
31 March 2006                                                      0.0002
                                                              ===========

The weighted average grant date fair value of warrants issued during the three month period ended 31 March 2006 is $0.0002 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

						          31 March 2006
                                                          -------------
Risk free interest rate						4.83%
Expected life						      3 years
Annualized volatility						 125%
Expected dividends						   0%


6. Related Party Transactions
-----------------------------
During the three month period ended 31 March 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $5,100 (cumulative - $5,100) and $900 (cumulative - $900) respectively (Notes 5 and 9). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

7. Income Taxes
---------------
The Company has losses carried forward for income tax purposes to 31 March 2006. There are no current or deferred tax expenses for the period ended 31 March 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

                    NorthTech Corporation
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

The provision for refundable federal income tax consists of the following:

		                         For the three
                                          month period
                                              ended 31
                                            March 2006
                                                     $
Deferred tax asset attributable to:
Current operations                               4,843
Contributions to capital by related
 party - expenses                               (2,040)
Less: Change in valuation allowance             (2,803)
                                         -------------

Net refundable amount                                -
                                         =============

The composition of the Company's deferred tax assets as at 31 March 2006 and 31 December 2005 is as follows:

		                               As at 31        As at 31
                                             March 2006   December 2005
                                                               (Audited)
                                                      $               $

Net income tax operating loss carryforward      (27,829)        (19,586)
                                              =========      ==========

Statutory federal income tax rate                   34%             34%
Effective income tax rate                            0%              0%

Gross deferred tax assets                        (9,462)         (6,659)
Less: Valuation allowance                         9,462           6,659
                                              ---------       ---------
Net deferred tax asset                                -               -
                                              =========       =========

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2006, the Company has an unused net operating loss carryforward balance of approximately $27,829 that is available to offset future taxable income. This unused net operating loss balance for income tax purposes expires between the years 2025 to 2026.

8.  Commitment
--------------
On 30 March 2006, the Company issued 2,000,000 units with each unit consisting of one common share of the Company and one share purchase warrant (Note 5). At 31 March 2006, the Company had not yet issued the share purchase warrants.

9. Supplemental Disclosure with Respect to Cash Flows
-----------------------------------------------------

		                                  For the
                                                   period
                                                 from the        For the
                                                  date of          three
                                                inception          month
                                                on 13 May         period
                                               2005 to 31       ended 31
                                               March 2006     March 2006
                                                        $              $

Cash paid during the year for interest               -               -
Cash paid during the year for income taxes           -               -


During the three month period ended 31 March 2006, an officer, director and stockholder made contributions to capital for management fees and rent of $5,100 and $900 respectively (Notes 5 and 6).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report for the year ended December 31, 2005, which can be found in its entirety in our Form 10-KSB annual report on the SEC website at www.sec.gov, under our SEC File Number 333-128822.

General
-------
NorthTech Corporation was incorporated in the State of Nevada on May 13, 2005. We were formed to develop, expand and market two web-based database programs - one for small business and the second for community sports teams or groups. We currently have no patents on our programs and no patents pending. Our only asset as of the date of the filing of this reportis our cash in the bank of $98,200. At March 31, 2006, we have an accumulated deficit of $33,829.

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

Our office is located in Vancouver BC, Canada, V6J 1M7 at Suite 421 - 1917 West 4th Avenue. Our registered statutory office is located at 711 S. Carson Street, Suite 4, Carson City, Nevada 89701. Our fiscal year end is
December 31.

On March 30, 2006, we completed an initial offering of our securities, as registrered with the U.S. Securities and Exchange Commission on a Form SB-2. A complete description of the offering terms can be found in the final registration statement Form SB-2/A, filed on January 18, 2006, on the SEC website at www.sec.gov, under our SEC File Number 333-128822. The offering was sold out and we raised the total of $100,000, less offering expenses of $10,000. We have deposited the funds into our operating account and are proceeding with our business plans.

Plan of Operation/Milestones for next 12 months
-----------------------------------------------
In general, our major focus for the first six months will be on the development, refinement and expansion of a functional proprietary code for a web-based database program that will be individual and customizable for an infinite number of customers. We expect the developmental period to take up to six months and the testing period to take up to another 3 months, after which we believe we will be ready to market our products, generate revenues and gradually expand our business.

Following is our plan of operation for the next 12 months. In order to become fully operational and profitable, we plan to achieve each of the following milestones:

1. Initiate Product Development and Web Development/Market Review

We will be focusing on three major areas during this phase. The first is to work on the actual program development, the second is to launch the website and the third is to do a small market review.

The first two prongs of activity will be to begin the program development and website design. We will engage the services of two contractors, a computer programmer and website designer, to begin development of our software products and website. The programmer will begin immediate work on the development of our products and the website designer will begin immediate work on our website. We intend to have our website completed and available for viewing, along with a test model of our proposed programs, Customer Access Port and Team Access Port during the second quarter of 2006. We will use "search engine optimization" techniques to ensure our website is readily available for potential searchers. These techniques will include developing proper title, header and meta tags within our website, using the right "keywords" to attract the right type of products using search engines.

During this phase, the third focus of activity will be to conduct a market review so we can be assured we have up-to-date information on the requirements of our potential customers and develop a product that is best suited to the needs of the market. We will do this by implementing two customer focus groups, members of which will be paid a small honorarium for their time. This will help us to get further insight into design elements potential customers would be looking for from programs similar to ours.

We will complete the following during this phase:

- - sign contracts with the web-designer and programmer
- - web-site and test model
- - optimize search engine techniques
- - implement 2 customer focus groups
- - build feasible and reasonable recommendations of customer focus groups into our development plans

Estimate to complete this milestone: $15,000. We estimate this will be the cost of the two contractors, plus any accountant, lawyer, consultant, honorariums and other miscellaneous charges or registration fees required.

2. Completion of Development

We expect to complete development work on the programs within six months from the date of registration (approximately March 2006) and to continue to build and update our website as required. Full and complete testing of the programs will commence in the next phase prior to marketing, but we do expect to have the major components of the program in place and essentially ready by the end of this time period.

We will complete the following during this phase:

- - initial development work on programs
- - update website as required

Estimate to complete this milestone: $15,000, which includes cost of contractors and any further consultant, lawyer, accountant fees, or any required governmental permissions or registrations, or other miscellaneous charges.

3.  Testing Phase/ Initial Sales Packages Prepared

This is the testing phase of the programs to ensure their full functionality and ability to be completely customizable and separately secure for a broad range of users. We will test our programs in three basic phases and any problems not discovered to this point will be corrected so the programs can promise outstanding performance and be safely marketable. The programs will initially be subjected to extensive testing by the developers who will examine ways to try to crash or freeze the programs. Results will be reviewed and any changes required will be implemented. The next step in testing will be done by a group of known business associates and sports groups who will test the programs and make any recommendations for improvement. Those recommendations will be examined and sorted for viability and implemented where possible and desirable. Finally, the software programs will be tested by a group of independent business associates and sports groups for weaknesses, flaws and stability and any appropriate recommendations implemented.

In addition, marketing will begin during this phase on a small scale and the initial work on the sales packages will be developed.

We will complete the following during this phase:

- - complete rigorous internal testing of the programs
- - complete second-level testing among known business associates
- - complete third level testing among unknown business associates
- - complete any changes required as a result of this testing
- - begin work on the marketing/sales packages

Estimate to complete this milestone: $20,000 for the contractors and initial marketing packages.

4.  Launch Public Advertising Campaign

The focus in this phase will be on marketing. We will implement a direct sales campaign by contacting small business associations in communities in the western provinces of Canada. We are currently gathering listings of potential contacts and are planning to begin this campaign sometime in the late summer. We will market through direct mail campaigns using purchased lists of people who have expressed interest in obtaining information on our type of products. In addition, we will examine appropriate publications in which to advertise our programs. We will also establish a direct toll-free line for customer questions and communication.

To initiate this campaign, we will travel to various Chambers of Commerce and business group meetings who are interested in seeing how the product may help them with their need to establish a fully-integrated customer database through which they can maintain their current customers.

We will also explore all opportunities to attend trade shows next year in Canada and the in the Northwestern United States, as funds allow. We intend to obtain a listing of all shows for the upcoming year and will plan to attend as many as possible. We will not only sell our products at the shows, but will take orders for later delivery. Statistics tell us that in many trade shows, we can reach a very large audience and sales will exceed the costs of attendance.

Estimate to complete this milestone: $42,000 for the contractors, marketing and travel.

5. Launch Retail Consumer Division

This is the beginning of our second year where our focus will be to make our business fully operational. During this period, we will seek to improve our website content and sales packages as necessary or expedient and build an online store at our website where our products can be purchased by customers and retailers and shipped. We expect to have to hire one or two staff people in our customer service department who will handle order taking and customer care. We will continue to require the services of the web designer and/or programmer at irregular intervals to set up each customer with full service. By the time we reach this milestone, we expect our business to be operational and generating revenues.

Results of Operations
---------------------
No comparative analysis is made herein, as we have only been in business since May 13, 2005
------------------------------------------------------------------------
We have had no revenues since inception and have incurred a net loss of $33,829 since inception on May 13, 2005. Operating expenses were $14,263 for the three months ended March 31,2006. These expenses were mainly attributed to legal, accounting and professional fees incurred in the preparation and filing of our initial registration statement and for start up costs. In addition, $5,100 was expensed during the three months ended March 31, 2006 for management fees due to a related party. During the three months ended March 31, 2006, the sole officer and director made contributions to capital for management fees and rent in the amount of $5,100 and $900, respectively.

Net loss was $14,243 or $0.003 per share for the three months ended March 31, 2006.

Liquidity and Capital Resources
-------------------------------
At March 31, 2006, we had $98,200 in cash and cash equivalents.

Net cash flow from operating activities for the three months ended March 31, 2006 was ($5,904).

For the three months ended March 31, 2006, $2,200 was payable to our sole officer and director for expenses advanced on our behalf. A total of $7,200 is due to our sole oficer and direct since inception on May 13, 2005. This balance is non-interest bearing, unsecured and has no fixed repayment term.

There were no cash flows investing activites for the three months ended March 31, 2006.

Cash flows from financing activities were $100,000 for the three months ended March 31, 2006, resulting from the sale of 2,000,000 units of our common stock at a price of $.05 per unit. Each unit consists of one share of common stock and one share purchase warrant, entitling the holder to purchase one additional share of common stock at a price of $0.25 per share until January 26, 2009.
At March 31, 2006, no warrants had yet been exercised. The weighted average grant date fair value of the warrants issued was $0.0002 per warrant, based on the Black-Scholes option pricing model for valuation.

While we believe our current capital will be sufficient to meet our cash flow needs for the next 12 months, there can be no guarantee.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

During the three months ended March 31, 2006, our sole officer and director made contributions to capital for management fees and rent in the amount of $5,100 and $900, respectively.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

ITEM 3.   CONTROLS AND PROCEDURES
---------------------------------
Critical Accounting Policies
----------------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets;
(ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                  PART II - OTHER INFORMATION
                  ===========================

ITEM 1A. RISK FACTORS
---------------------
In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I-Item 1A-Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form SB-2 Registration Statement, filed on October 5, 2005, under our SEC File Number 333-128822 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.     Description
-----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 99.1           Sec. 302 Certification
 99.2           Sec. 906 Certifications

B) There was one report on Form 8-K filed on March 24, 2006, and amended on March 29, 2006, to report our change in auditors. The reports may be viewed in their entirety on the SEC website at www.sec.gov under our File Number 333-128822.

                       SIGNATURES
                       ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NorthTech Corporation
                              a Nevada corporation

May 14, 2006                  By:/s/ Cecelia Pineda
                              --------------------------------------
                              President, CEO, CFO, Principal
                              Accounting Officer and Chairman
                              of the Board of Directors