Form 10QSB
period 2006-06-30
NorthTech CORP
filed 2006-08-11
CIK 1330340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___to___

Commission File Number: 000-52029

NORTHTECH CORPORATION
(Name of Small Business Issuer In Its Charter)

Nevada 20-2842514
(State or other jurisdiction (I.R.S. Employer
of incorporation or organization Identification No.)

Suite 421 - 1917 West 4th Avenue
  Vancouver BC, Canada, V6J 1M7 604-689-4088
(Address of principal executive (Registrant's telephone number, offices) including area code)

None
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

We had a total of 6,500,000 shares of common stock, par value $.001, issued and outstanding at June 30, 2006 .

Transitional Small Business Disclosure Format: Yes No X

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Note Regarding Forward-Looking Statements

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because we are a start up, development stage business, the results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

NorthTech Corporation
(A Development Stage Company)

Financial Statements
(Unaudited)

30 June 2006

NorthTech Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 June 2006	As at 31 December 2005 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	74,852	1,904
Prepaid expenses	-	50

	74,852	1,954

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	2,718	7,540
Due to related party (Note 4)	7,200	5,000

	9,918	12,540

Stockholders’ equity
Capital stock (Note 6)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
30 June 2006 - 6,500,000 common shares, par value $0.001
31 December 2005 - 4,500,000 common shares, par value $0.001	6,500	4,500
Warrants	308	-
Additional paid-in capital	114,192	4,500
Deficit, accumulated during the development stage	(56,066)	(19,586)

	64,934	(10,586)

	74,852	1,954

Nature and Continuance of Operations (Note 1) and Commitment (Note 8)

On behalf of the Board:
/s/ “Cecelia Pineda”  Director

The accompanying notes are an integral part of these financial statements.

NorthTech Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited__________________________________________________________________________________________________________________________________

	For the period from the date of inception on 13 May 2005 to 30 June 2006	For the six month period ended 30 June 2006	For the three month period ended 30 June 2006	For the period from the date of inception on 13 May 2005 to 30 June 2005
	$	$	$	$

Expenses
Bank charges and interest	1,104	1,104	-	-
Consulting fees	7,500	2,500	-	-
Legal and accounting	21,895	8,208	3,648	-
Management fees (Notes 5, 6 and 9)	10,200	10,200	5,100	-
Marketing	12,230	12,230	7,230	-
Office and miscellaneous	244	100	100	18
Rent (Notes 5, 6 and 9)	1,800	1,800	900	-
Transfer agent fees	1,114	359	259	-

Loss before other item	(56,087)	(36,501)	(17,237)	(18)

Other item
Foreign exchange gain	21	21	-	-

Net loss for the period	(56,066)	(36,480)	(17,237)	(18)

Basic and diluted loss per common share		(0.007)	(0.003)

Weighted average number of common shares used in per share calculations		5,511,111	6,500,000

The accompanying notes are an integral part of these financial statements.

NorthTech Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 13 May 2005 to 30 June 2006	For the six month period ended 30 June 2006	For the three month period ended 30 June 2006	For the period from the date of inception on 13 May 2005 to 30 June 2005
	$	$	$	$

Cash flows from operating activities
Net loss for the period	(56,066)	(36,480)	(17,237)	(18)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 5, 6 and 9)	12,000	12,000	6,000	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	50	-	-
Increase (decrease) in accounts payable and accrued liabilities	2,718	(4,822)	(12,111)	-

	(41,348)	(29,252)	(23,348)	(18)

Cash flows from financing activities
Common shares issued for cash	108,692	99,692	-	-
Warrants issued for cash	308	308
Increase in due to related party	7,200	2,200	-	500

	116,200	102,200	-	500

Increase (decrease) in cash and cash equivalents	74,852	72,948	(23,348)	482

Cash and cash equivalents, beginning of period	-	1,904	98,200	-

Cash and cash equivalents, end of period	74,852	74,852	74,852	482

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

NorthTech Corporation
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
 __________________________________________________________________________________________________________________________________________

	Number of common shares issued	Capital stock	Additional paid-in capital	Warrants	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$

Balance at 13 May 2005 (inception)
Common shares issued for cash ($0.002 per share) - 25 July 2005	4,500,000	4,500	4,500	-	-	9,000
Net loss for the period	-	-	-	-	(19,586)	(19,586)
Balance at 31 December 2005	4,500,000	4,500	4,500	-	(19,586)	(10,586)
Common shares issued for cash ($0.05 per unit) - 30 March 2006	2,000,000	2,000	97,692	-	-	99,692
Warrants granted for cash (Note 8)	-	-	-	308	-	308
Contributions to capital by related party - expenses (Notes 5, 6 and 9)	-	-	12,000	-	-	12,000
Net loss for the period	-	-	-	-	(36,480)	(36,480)

Balance at 30 June 2006	6,500,000	6,500	114,192	308	(56,066)	64,934

The accompanying notes are an integral part of these financial statements.

(Unaudited)
NorthTech Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

1. Nature and Continuance of Operations

NorthTech Corporation (the “Company”) was incorporated under the laws of the State of Nevada on 13 May 2005. The Company was incorporated for the purpose of developing and marketing two database management programs, one for small businesses and the other for community based sports teams.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 30 June 2006 and for the three and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $36,480 for the six month period ended 30 June 2006 and has working capital of $64,934 at 30 June 2006 (31 December 2005 - working capital deficiency of $10,586).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2006, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NorthTech Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006_____________________________________________________________________________________________________________________________________

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 30 June 2006, and for the each of the three month and six month periods ended 30 June 2006 and for the period from the date of inception on 13 May 2005 to 30 June 2005 and for the period from the date of inception on 13 May 2005 to 30 June 2006 in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended 30 June 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 December 2005.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, and amounts due to related party approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

NorthTech Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

            Income taxes

 Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income    tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

NorthTech Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 13 May 2005 to 30 June 2006.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NorthTech Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.	Due to Related Party

As at 30 June 2006, the amount due to a related party consists of $7,200 (31 December 2005 - $5,000) payable to a director and stockholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

5.	Related Party Transactions

During the three month period ended 30 June 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $5,100 (30 June 2005 - $Nil, cumulative - $10,200) and $900 (30 June 2005 - $Nil, cumulative - $1,800) respectively (Note 9). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the six month period ended 30 June 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $10,200 (30 June 2005 - $Nil, cumulative - $10,200) and $1,800 (30 June 2005 - $Nil, cumulative - $1,800) respectively (Note 9). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

NorthTech Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

Issued and outstanding

The total issued and outstanding capital stock is 6,500,000 common shares with a par value of $0.001 per share.

On 25 July 2005, 4,500,000 common shares of the Company were issued for cash proceeds of $9,000.

On 30 March 2006, 2,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.25 per common share expiring 26 January 2009.

Warrants

The following share purchase warrants were outstanding at 30 June 2006:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.25	2,000,000	3

		2,000,000

The following is a summary of warrant activities during the six month period ended 30 June 2006:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 31 December 2005	-	-

Granted	2,000,000	0.25
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 June 2006	2,000,000	0.25

Weighted average fair value of warrants granted during the six month period ended 30 June 2006		0.0002

NorthTech Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

The weighted average grant date fair value of warrants issued during the six month period ended 30 June 2006 is $0.0002 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

30 June 2006

Risk free interest rate	4.83%
Expected life	3 years
Annualized volatility	125%
Expected dividends	0%

7.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2006. There are no current or deferred tax expenses for the period ended 30 June 2006 due to the Company’s loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 30 June 2006	For the period from the date of inception on 13 May 2005 to 30 June 2005
	$	$

Deferred tax asset attributable to:
Current operations	5,861	6
Contributions to capital by related party - expenses	(2,040)	-
Less: Change in valuation allowance	(3,821)	(6)

Net refundable amount	-	-

NorthTech Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

The composition of the Company’s deferred tax asset as at 30 June 2006 and 31 December 2005 is as follows:
	As at 30 June 2006	As at 31 December 2005 (Audited)
	$	$

Net operating loss carryforward	44,066	19,586

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	14,982	6,659
Less: Valuation allowance	(14,982)	(6,659)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2006, the Company has an unused net operating loss carryforward balance of approximately $44,066 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires in 2025.

8.	Commitments

On 30 March 2006, the Company issued 2,000,000 Units with each Unit consisting of one common share of the Company and one share purchase warrant (Note 6). At 30 June 2006, the Company had not yet issued the share purchase warrants.

NorthTech Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

   9.   Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 13 May 2005 to 30 June 2006	For the three month period ended 30 June 2006	For the six month period ended 30 June 2006	For the period from the date of inception on 13 May 2005 to 30 June 2005
	$	$	$	$

Cash paid during the period for interest	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-

During the three month period ended 30 June 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $5,100 (30 June 2005 - $Nil, cumulative - $10,200) and $900 (30 June 2005 - $Nil, cumulative - $1,800) respectively (Note 5).

  During the six month period ended 30 June 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $10,200
     (30 June 2005 - $Nil, cumulative - $10,200) and $1,800 (30 June 2005 - $Nil, cumulative - $1,800) respectively (Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

NorthTech Corporation was incorporated in the State of Nevada on May 13, 2005. We were formed to develop, expand and market two web-based database programs - one for small business and the second for community sports teams or groups. We currently have no patents on our programs and no patents pending. Our only asset as of the date of the filing of this report is our cash in the bank of $74,852. At June 30, 2006, we had an accumulated deficit of $56,066.

We are in the process of developing two database programs: one for small business, designed to help them develop, maintain and keep control of their customer base and information, and one for community groups or sports teams, designed to organize the registration process for enrollees. If we are successful in marketing these two programs when completed, we will expand our offerings to develop other database programs.

We are in the development stage and have not yet generated any revenues.

On March 30, 2006, we completed an initial offering of our securities, as registered with the U.S. Securities and Exchange Commission on a Form SB-2. A complete description of the offering terms can be found in the final registration statement Form SB-2/A, filed on January 18, 2006, on the SEC website at www.sec.gov, under our SEC File Number 333-128822. The offering was sold out and we raised the total of $100,000, less offering expenses of $10,000. We have deposited the funds into our operating account and are currently proceeding with our business plans, as outlined in our Form SB-2 registration statement, which can be found in its entirety on the SEC website at www.sec.gov, under our CIK Number 0001330340.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since the filing of our initial registration statement on Form SB-2 in January 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, “Summary of Significant Accounting Policies and Significant Judgments and Estimates” in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Plan of Operation/Milestones for next 12 months

In general, our major focus for the next six months will be on the development, refinement and expansion of a functional proprietary code for a web-based database program that will be individual and customizable for an infinite number of customers. We expect the developmental period to take up to six months and the testing period to take up to another 3 months, after which we believe we will be ready to market our products, generate revenues and gradually expand our business.

Following is our plan of operation for the next 12 months:

1. Initiate Product Development and Web Development/Market Review

We will be focusing on three major areas during this phase. The first is to work on the actual program development, the second is to launch the website and the third is to do a small market review. As of the date of the filing of this report, we have contracted a web designer/programmer to update the data base management program to allow individual companies to operate in complete isolation from other clients. We have had two meetings with potential customer focus groups to explore potential changes or additions to our original plan and determine the viability of our programs from a potential client perspective.  We are included the recommendations of these groups into our development plans as we have deem feasible or advisable. The changes to the website development and software programs are progressing as planned without unexpected difficulty. Final work to allow individual company document upload is being completed and is expected to be completed by the end of August 2006. At that point, we intend to engage friends and business acquaintances to thoroughly test the various aspects of the program to ensure full functionality with a variety of users who have not been involved in the development in any way and to again receive feedback regarding improvements and/or suggestions.

To date the money expended for these activities is approximately $7,000 which is less than we had projected for this stage in the Use of Proceeds section of our original registration statement on Form SB-2. As this part of the development is essentially complete, we are fully satisfied that we will remain well within the budget for this phase of our development.
We intend to have our website completed and available for viewing, along with a test model of our proposed programs, Customer Access Port and Team Access Port during the third quarter of 2006. We will use "search engine optimization" techniques to ensure our website is readily available for potential searchers. These techniques will include developing proper title, header and meta tags within our website, using the right "keywords" to attract the right type of products using search engines.

2. Launch Public Advertising Campaign

The focus in this phase will be on marketing. We will implement a direct sales campaign by contacting small business associations in communities in the western provinces of Canada. We are currently gathering listings of potential contacts and are planning to begin this campaign sometime in the fourth quarter of 2006 We will market through direct mail campaigns using purchased lists of people who have expressed interest in obtaining information on our type of products. In addition, we will examine appropriate publications in which to advertise our programs. We will also establish a direct toll-free line for customer questions and communication.

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

3. Launch Retail Consumer Division

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

Results of Operations

We have had no revenues since inception and have incurred a net loss of $56,066 since inception.

No comparative analyses are made in this report, as we were only incorporated in May 2005 and had only conducted minimal operations at June 30, 2005.

Operating expenses for the six-month period ended June 30, 2006 were $36,501. These expenses were mainly attributed to legal, accounting and professional fees incurred in the preparation and filing of our initial registration statement in the amount of $8,208 and marketing fees for the development of our website in the amount of $12,230

During the three-months ended June 30, 2006, our sole officer and director made contributions to capital for management fees and rent in the amount of $5,100 and $900, respectively.

Net loss for the three-months ended June 30, 2006 was $17,237 or $0.003 per share.

Liquidity and Capital Resources

At June 30, 2006, we had a total of $74,852 in cash and cash equivalents.

There were no cash flows from investing or financing activities for the three months ended June 30, 2006.

A total of $7,200 is due to our sole officer and director for advances made to the company since inception. This balance is non-interest bearing, unsecured and has no fixed repayment term.

While we believe our current capital will be sufficient to meet our cash flow needs for the next 12 months, there can be no guarantee.

At June 30, 2006, we had a total of 2,000,000 common stock purchase warrants issued and outstanding. The warrants were issued in connection with our initial public offering and are exercisable for one year from thedate of the offering at a price of $.25 per warrant. The weighted average grant date fair value of the warrants issued during the six month period ended 30 June 2006 is $0.0002 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model. The weighted average grant date fair value of warrants issued during the six month period ended 30 June 2006 is $0.0002 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:
30 June 2006

Risk free interest rate	4.83%
Expected life	3 years
Annualized volatility	125%
Expected dividends	0%

There were no stock options issued or outstanding at June 30, 2006.

In the next 12 months, we do not intend to spend any funds on research and development, other than those disclosed in our Plan of Operation above and we do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and/or attain profitable operations.  We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders if and when it may be needed.  Additional financing may not be available to us on favorable terms, if at all. Accordingly, our accountants have indicated there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with any party.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I-Item 1A-Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. Since we are still in the development stage, our projected risks, as outlined in our original registration statement on Form SB-2 and in our Annual Report have not changed. The risks described in both are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form SB-2 Registration Statement, filed on October 5, 2005, under our CIK Number 0001330340 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.   Description

* 3(i)           Articles of Incorporation
* 3(ii)          Bylaws
31            Sec. 302 Certification of CEO and Principal Accounting Officer
32            Sec. 906 Certification of CEO and Principal Accounting Officer

B) There were no reports on Form 8-K filed during the three month period ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         NorthTech Corporation, a Nevada corporation

August 8, 2006    /s/ Cecelia Pineda

            By: Cecelia Pineda, President, CEO, CFO, Principal Accounting Officer and Director