Form 10QSB
period 2006-09-30
Platinum Research Organization, Inc.
filed 2006-11-09
CIK 1330340

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden
hours per response.........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
__X__	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

_______	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 000-52029

PLATINUM RESEARCH ORGANIZATION, INC.

(Name of small business issuer in its charter)

Nevada	20-2842514

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Suite 421 - 1917 West 4th Avenue Vancouver BC, Canada	V6J 1M7

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604-689-4088

NORTHTECH CORPORATION

(Former names, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act
Large accelerated filer [ ] Accelerated Filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

i

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] No [  ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: We had a total of 6,500,000 shares of common stock, par value $.001, issued and outstanding at September 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

NOTE CONCERNING FORWARD-LOOKING INFORMATION

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because we are a start up, development stage business, the results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

PLATINUM RESEARCH ORGANIZATION, INC.
(formerly NorthTech Corporation)
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
 Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 September 2006	As at 31 December 2005 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	69,681	1,904
Prepaid expenses	-	50

	69,681	1,954

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	1,976	7,540
Due to related party (Note 4)	7,200	5,000

	9,176	12,540

Stockholders' equity
Capital stock (Note 6)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
30 September 2006 - 6,500,000 common shares, par value $0.001
31 December 2005 - 4,500,000 common shares, par value $0.001	6,500	4,500
Warrants	308	-
Additional paid-in capital	120,192	4,500
Deficit, accumulated during the development stage	(66,495)	(19,586)

	60,505	(10,586)

	69,681	1,954

Nature and Continuance of Operations (Note 1) and Subsequent Events (Note 9)

See notes to financial statements

On behalf of the Board:

/s/ Cecelia Pineda                     Director
Cecelia Pineda

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
 Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 13 May 2005 to 30 September 2006	For the three month period ended 30 September 2006	For the three month period ended 30 September 2005	For the nine month period ended 30 September 2006	For the period from the date of inception on 13 May 2005 to 30 September 2005
	$	$	$	$	$

Expenses
Bank charges and interest	1,139	-	15	1,104	15
Consulting fees	5,000	-	-	-	-
Legal and accounting	24,061	2,166	4,667	10,374	4,667
Management fees (Notes 5, 6 and 9)	15,300	5,100	-	15,300	-
Marketing	16,680	1,950	-	16,680	-
Office and miscellaneous	189	-	71	100	89
Rent (Notes 5, 6 and 9)	2,700	900	-	2,700	-
Transfer agent fees	1,417	303	805	662	805

Loss before other item	(66,486)	(10,419)	(5,558)	(46,920)	(5,576)

Other item
Foreign exchange gain (loss)	(9)	(10)	-	11	-

Net loss for the period	(66,495)	(10,429)	(5,558)	(46,909)	(5,576)

Basic and diluted loss per common share		(0.002)	(0.002)	(0.008)	(0.002)

Weighted average number of common shares used in per share calculations		6,500,000	3,313,187	5,847,990	3,313,187

See notes to financial statements

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
 Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 13 May 2005 to 30 September 2006	For the three month period ended 30 September 2006	For the three month period ended 30 September 2005	For the nine month period ended 30 September 2006	For the period from the date of inception on 13 May 2005 to 30 September 2005
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(66,495)	(10,429)	(5,558)	(46,909)	(5,576)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 5, 6 and 9)	18,000	6,000	-	18,000	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	-	-	50	-
Increase (decrease) in accounts payable and accrued liabilities	1,976	(742)	-	(5,564)	-

	(46,519)	(5,171)	(5,558)	(34,423)	(5,576)

Cash flows from financing activities
Common shares issued for cash	108,692	-	9,000	99,692	9,000
Warrants issued for cash	308	-	-	308	-
Increase (decrease) in due to related party	7,200	-	(500)	2,200	-

	116,200	-	8,500	102,200	9,000

Increase (decrease) in cash and cash equivalents	69,681	(5,171)	2,942	67,777	3,424

Cash and cash equivalents, beginning of period	-	74,852	482	1,904	-

Cash and cash equivalents, end of period	69,681	69,681	3,424	69,681	3,424

Supplemental Disclosures with Respect to Cash Flows (Note 8)

See notes to financial statements

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
 Statements of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Warrants	Deficit, accumulated during the development stage	Stockholders' equity
		$	$	$	$	$

Balance at 13 May 2005 (inception)
Common shares issued for cash ($0.002 per share) - 25 July 2005	4,500,000	4,500	4,500	-	-	9,000
Net loss for the period	-	-	-	-	(19,586)	(19,586)

Balance at 31 December 2005	4,500,000	4,500	4,500	-	(19,586)	(10,586)
Common shares issued for cash ($0.05 per unit) - 30 March 2006 (Note 6)	2,000,000	2,000	97,692	-	-	99,692
Warrants granted for cash	-	-	-	308	-	308
Contributions to capital by related party - expenses (Notes 5, 6 and 9)	-	-	18,000	-	-	18,000
Net loss for the period	-	-	-	-	(46,909)	(46,909)

Balance at 30 September 2006	6,500,000	6,500	120,192	308	(66,495)	60,505

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006

  Nature and Continuance of Operations

Platinum Research Organization, Inc. (formerly NorthTech Corporation) (the "Company") was incorporated under the laws of the State of Nevada on 13 May 2005. The Company was incorporated for the purpose of developing and marketing two database management programs, one for small businesses and the other for community-based sports teams.

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

The Company's financial statements as at 30 September 2006 and for the three and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $46,909 for the nine month period ended 30 September 2006 and has working capital of $60,505 at 30 September 2006 (31 December 2005 - working capital deficit of $10,586).

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

At 30 September 2006, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006

2. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 30 September 2006, and for each of the three month and nine month periods ended 30 September 2006 and for the period from the date of inception on 13 May 2005 to 30 September 2006 and for the three month period ended 30 September 2005 and for the period from the date of inception on 13 May 2005 to 30 September 2005 in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended 30 September 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

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

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
 Notes to Financial Statements
(Unaudited)
30 September 2006

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
 Notes to Financial Statements
(Unaudited)
30 September 2006

Start-up expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 13 May 2005 to 30 September 2006.

Foreign currency translation

The Company's functional and reporting currency is in U.S. Dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
 Notes to Financial Statements
(Unaudited)
30 September 2006

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current period's presentation.

  Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

  Due to Related Party

  As at 30 September 2006, the amount due to a related party consists of $7,200 (31 December 2005 - $5,000) payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

  Related Party Transactions

  During the nine month period ended 30 September 2006, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $15,300 (30 September 2005 - $Nil, cumulative - $15,300) and $2,700 (30 September 2005 - $Nil, cumulative - $2,700) respectively (Note 8). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

  Capital Stock

  Authorized

  The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
 Notes to Financial Statements
(Unaudited)
30 September 2006

Issued and outstanding

The total issued and outstanding capital stock is 6,500,000 common shares with a par value of $0.001 per share.

On 25 July 2005, 4,500,000 common shares of the Company were issued for cash proceeds of $9,000.

On 30 March 2006, 2,000,000 Units (the "Units") of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.25 per common share expiring 26 January 2009.

Warrants

The following share purchase warrants were outstanding at 30 September 2006:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.25	2,000,000	2.75

		2,000,000

The following is a summary of warrant activities during the nine month period ended 30 September 2006:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 31 December 2005	-	-

Granted	2,000,000	0.25
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 September 2006	2,000,000	0.25

Weighted average fair value of warrants granted during the nine month period ended 30 September 2006		0.0002

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
 Notes to Financial Statements
(Unaudited)
30 September 2006

The weighted average grant date fair value of warrants issued during the six month period ended 30 September 2006 is $0.0002 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

30 September 2006

Risk free interest rate	4.83%
Expected life	3 years
Annualized volatility	125%
Expected dividends	0%

  Income Taxes

  The Company has losses carried forward for income tax purposes to 30 September 2006. There are no current or deferred tax expenses for the period ended 30 September 2006 due to the Company's loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

  The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2006	For the period from the date of inception on 13 May 2005 to 30 September 2005
	$	$

Deferred tax asset attributable to:
Current operations	15,949	1,890
Contributions to capital by related party - expenses	(6,120)	-
Less: Change in valuation allowance	(9,829)	(1,890)

Net refundable amount	-	-

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
 Notes to Financial Statements
(Unaudited)
30 September 2006

The composition of the Company's deferred tax asset as at 30 September 2006 and 31 December 2005 is as follows:

	As at 30 September 2006	As at 31 December 2005 (Audited)
	$	$

Net operating loss carry forward	48,496	19,586

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	16,489	6,659
Less: Valuation allowance	(16,489)	(6,659)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2006, the Company has an unused net operating loss carry forward balance of approximately $48,496 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires in 2025.
  Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 13 May 2005 to 30 September 2006	For the three month period ended 30 September 2006	For the three month period ended 30 September 2005	For the nine month period ended 30 September 2006	For the period from the date of inception on 13 May 2005 to 30 September 2005
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

  During the nine month period ended 30 September 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $15,300 (30 September 2005 - $Nil, cumulative - $15,300) and $2,700 (30 September 2005 - $Nil, cumulative - $2,700) respectively (Note 5).

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
 Notes to Financial Statements
(Unaudited)
30 September 2006

  Subsequent Events

The following events occurred subsequent to 30 September 2006:

  The Company incorporated in the jurisdiction of Nevada a wholly owned subsidiary, Platinum Research Organization, Inc. ("Platinum").

  Effective 31 October 2006, the Company merged with its wholly owned subsidiary Platinum for the purpose of effecting a change of name to "Platinum Research Organization, Inc." and a recapitalization of the Company's capital stock. Pursuant to the Agreement and Plan of Merger dated 18 October, 2006 (the "Merger"), each outstanding share of the Company was exchanged for and become five shares of Platinum common stock on the effective date of the Merger. Platinum assumed the outstanding warrants of the Company, which will be exercisable for shares of Platinum common stock. Each such warrant is exercisable for five shares of Platinum common stock at the same price as one common share of the Company.

  On October 26, 2006, the Company entered into a contribution agreement (the "Contribution Agreement") with Platinum Research Organization L.P.,  a limited partnership ("Platinum LP"), Lubrication Partners, joint venture ("GP Transferor") and sole shareholder of Platinum IP Management, Inc., the general partner of Platinum LP ("PRO GP"), each holding a limited partnership interest in Platinum LP (each, a "Limited Partner" and collectively, the "PRO Transferors") and John T. (Cork) Jaeger as the representative of all PRO Transferors (the "PRO Transferor Representative"), and Steve Drayton as the representative (the "Investor Representative") of all certain individuals who are expected to invest in the Registrant (other than the PRO Transferors) (the "Investors") in a private placement to be completed in conjunction with the Contribution Agreement.

Under the terms of the Contribution Agreement GP Transferor shall contribute to the Company all of the capital stock of PRO GP, each Limited Partner shall contribute to the Company all of the outstanding limited partner partnership interests of Platinum LP, and the Investors will contribute to the Company an aggregate minimum cash amount of $4,500,000.

In consideration the Company has agreed to complete the following:

    The Company will issue to the PRO Transferors 55,000,000 unregistered shares of common stock of the Company.
    The Company will issue to the Investors 5,000,000 preferred shares (the "Preferred Shares") and 2,500,000 share purchase warrants (the "Warrants"). The Preferred Shares shall have an annual 10% accrued dividend which will be reduced to an annual 5% accrued dividend upon the Company entering into a commercial agreement(s) which will increase the Company's aggregate revenues to $40 million per annum and to an annual 2% accrued dividend upon the Company recording net revenues of $1 million per quarter. The Preferred Shares may be converted into common shares of the Company on a basis of five shares of common stock for every one Preferred Share at anytime by the holder or by the Company under certain conditions. The Preferred Shares have a maturity date of five years from the date of closing. The Warrants will be issued to the Investors on the closing date. Each Warrant is exercisable for one share of common stock of the Company at an exercise price of $0.26 per share for a three year period from date of closing.

Platinum Research Organization, Inc.
(formerly NorthTech Corporation)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006

  The Company entered into a bridge loan agreement (the "Loan Agreement") with Platinum LP, pursuant to which the Company is to loan Platinum LP $ 1,000,000 (the "Platinum LP Note"). The Platinum LP Note bears regular interest at an annual rate of 10% per annum, is due and payable six months from the date of issuance, and is secured by a second lien on all of the assets of Platinum LP.

The closing of the Contribution Agreement is subject to shareholder approval and other terms and conditions. There can be no assurance that the transactions contemplated by the Contribution Agreement will be consummated.

    The Company entered into two Convertible Promissory Note Purchase Agreements whereby the Company has agreed to issue two promissory notes in the amount of $500,000 each (the "Convertible Promissory Notes") each bearing regular interest at 10% per annum, being unsecured, and being repayable in full one year from the date of issue.

The outstanding principle portion of the Convertible Promissory Notes shall be convertible into preferred shares of the Company on the basis of $0.90 per preferred share. Interest accrued on the Convertible Promissory Notes will be forgiven upon conversion of the Convertible Promissory Notes.

The proceeds of the Convertible Promissory Notes are to be used to advance a bridge loan to Platinum LP as is required under the Contribution Agreement (Note 9iii(c)).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

We were formed in the State of Nevada on May 13, 2005 under the name "NorthTech Corporation." On October 31, 2006 we merged with our wholly owned subsidiary Platinum Research Organization, Inc. ("Sub" and on the parent company merging into Sub the "Survivor" or the "Company") for the purpose of effecting a change of our name to "Platinum Research Organization, Inc." and a recapitalization of our capital stock. Pursuant to the Agreement and Plan of Merger dated October 18, 2006 (the "Merger"), each outstanding share of the parent company was exchanged for and became five shares of Survivor's common stock on the effective date of the Merger. Survivor assumed the outstanding warrants of the parent company, which are now exercisable for shares of Survivor's common stock. Each such warrant is now exercisable for five shares of Survivor's common stock at the same price as one common share of the former parent company. The Articles of Incorporation and Bylaws of the Sub became the Articles of Incorporation and Bylaws of the Survivor. As a result the Merger the authorized share capital of the Company is now to 500,000,000 shares with a par value of $0.001 per share divided into 400,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share.

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

Current Business Plan of Operation/Milestones

We were formed to develop, expand and market two web-based database programs - one for small business and the second for community sports teams or groups. We currently have no patents on our programs and no patents pending. Our only asset as of the date of the filing of this report is our cash in the bank of $69,680.75. At September 30, 2006, we had an accumulated deficit of $66,495. We are in the development stage and have not yet generated any revenues.

Since completing our initial offering in March of this year we have been involved with developing our two database programs: one for small business, designed to help them develop, maintain and keep control of their customer base and information, and one for community groups or sports teams, designed to organize the registration process for enrollees. If we continue on this path and are successful in marketing these two programs when completed, we will expand our offerings to develop other database programs.

In general, the Company plan to date has been to focus on the development, refinement and expansion of a functional proprietary code for a web-based database program that is intended to be individual and customizable for an infinite number of customers. We expected the developmental period to take up to six months and the testing period to take up to another 3 months, after which we believed we would be ready to market our products, generate revenues and gradually expand our business. We have progressed very well on these goals and have our programs ready for testing and release. In working closely with three diverse focus groups we have received considerable helpful feedback who have all said that the program is very functional and will allow us to offer the programs to the public as planned.

Although we have been and are continuing with our original plan of operations as set out in our final registration statement on Form SB-2/A, filed on January 18, 2006, we seriously began considering a change in our business direction during this last quarter and reviewed a number of business opportunities that were presented to us. We began pursuing one of these opportunities in particular which we believe our shareholders would find attractive. Subsequent to the quarter ended September 30, 2006, we entered into an agreement which if consummated will change our business direction significantly. If our shareholders do not approve of this agreement and resulting change of business direction we will continue with our original business plan. Further details about this agreement is provided below under Recent Developments.

Recent Developments - Contribution Agreement Signed

On October 26, 2006, we entered into a contribution agreement (the "Contribution Agreement") with Platinum Research Organization L.P.,  a limited partnership ("Platinum LP"), Lubrication Partners, joint venture ("GP Transferor") and sole shareholder of Platinum IP Management, Inc., the general partner of Platinum LP ("PRO GP"), each holding a limited partnership interest in Platinum LP (each, a "Limited Partner" and collectively, the "PRO Transferors") and John T. (Cork) Jaeger as the representative of all PRO Transferors (the "PRO Transferor Representative"), and Steve Drayton as the representative (the "Investor Representative") of all certain individuals who are expected to invest in the Company (other than the PRO Transferors) (the "Investors") in a private placement to be completed in conjunction with the Contribution Agreement. Given that our business direction would change significantly on close of the Contribution Agreement we have made it a requirement of the Contribution Agreement we obtain approval from out stockholders to proceed with closing the Contribution Agreement. We expect to file with the Securities and Exchange Commission a preliminary proxy statement on Schedule 14A with the respect to the transaction as soon as practicable upon completion of the audit of Platinum LP's 2005 financial statements and its unaudited quarterly financial statements. Currently, the parties are completing their due diligence of one another and are negotiating the final form of all ancillary agreements and documents related to the proposed transactions.

On closing of the Contribution Agreement, we have agreed to issue 55,000,000 restricted shares of our common stock to Pro Transferors as full consideration for all of the capital stock of Platinum held by PRO GP and all the outstanding limited partner partnership interests of Platinum LP held by each Limited Partner. We will also issue 5,000,000 shares of Preferred Stock to the Investors who will contribute to the Company an aggregate minimum cash amount of $4,500,000 and 2,500,000 warrants with an exercise price of $0.26 per share for a three year period from date of closing. On closing of the Contribution Agreement, the Pro Transferors and the Investors will control approximately 80% of the outstanding common stock of the Company on a fully diluted basis after giving effect to a proposed a proposed cancellation of 22,500,000 shares of common stock held by one of our current stockholders.

The Preferred Shares to be issued to the Investors shall have an annual 10% accrued dividend which will be reduced to an annual 5% accrued dividend upon the Company entering into a commercial agreement(s) which will increase the Company's aggregate revenues to $40 million per annum and to an annual 2% accrued dividend upon the Company recording net revenues of $1 million per quarter. The Preferred Shares may be converted into common shares of the Company on a basis of five shares of common stock for every one Preferred Share at anytime by the holder or by the Company under certain conditions. The Preferred Shares will have a maturity date of five years from the date of closing. The Warrants will be issued to the Investors on the closing date. Each Warrant is exercisable for one share of common stock of the Company at an exercise price of $0.26 per share for a three year period from date of closing.

The following transactions will also be undertaken in connection with the foregoing:

  a $1,000,000 bridge loan being provided by us to Platinum LP;
  the sale and issuance of two convertible promissory notes for an aggregate total of $1,000,000 to fund the bridge loan;
  the entering into a registration rights agreement;
  the entering into a voting agreement and lock-up agreement with the Pro Transferors; and
  the entering into an employment agreement with the president of Platinum LP.

The closing of the Contribution Agreement and related transactions are subject to various conditions to closing, including:

  our obtaining stockholder approval to:
    complete the Contribution Agreement;
    redomesticate the Registrant from Nevada to Delaware; and
    appoint a new slate of directors;

  our having not less than $5,000,000 in cash minus any funds advanced as a bridge loan under the Contribution Agreement;
  an employment agreement being entered into by the president of Platinum LP;
  Platinum LP not incurring any additional indebtedness without our consent;
  Platinum LP restructuring its existing debt with its senior lender;
  Platinum LP having cancelled all related party debt;
  Platinum LP having renegotiated or terminated its existing contracts with two parties;
  a registration rights agreement having been entered into by us with the Investors and warrant holder; and
  Lubrication Partners, L.P. and GP Transferor will enter into a voting agreement and lock-up agreement.

The Contribution Agreement is also subject to other customary terms and conditions, including regulatory and third party approvals.

Platinum Research Organization L.P. is the developer and owner of several patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate and poly tetra fluroethylene to yield new proprietary compounds which enhances the anti-wear and anti-corrosion capabilities of lubricants and coatings.

The business of Platinum Research Organization L.P. will become the business of the Company on closing the Contribution Agreement and we will sell or abandon our previous business activities. There can be no assurance that the transactions contemplated by the Contribution Agreement and related agreements will be consummated.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since the filing of our initial registration statement on Form SB-2 in January 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, "Summary of Significant Accounting Policies and Significant Judgments and Estimates" in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

A) Exhibits

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form SB-2 Registration Statement, filed on October 5, 2005, under our CIK Number 0001330340 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.	Exhibit Title
*3(i)	Articles of Incorporation
*3.2	Bylaws
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

B) Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2006	PLATINUM RESEARCH ORGANIZATION INC.
	BY:	/s/ Cecelia Pineda ___________________________________________________________
Cecelia Pineda, President, CEO, CFO, Principal Accounting Officer and Director