Form 10KSB
period 2006-12-31
Platinum Research Organization, Inc.
filed 2007-03-23
CIK 1330340

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2008
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended_______________________________

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number _______________________________
PLATINUM RESEARCH ORGANIZATION, INC.
(Name of small business issuer as specified in its charter)
NEVADA	20-2842514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 421 - 1917 West 4th Avenue, Vancouver, BC	V6J 1M7
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number (604) 689-4088

Securities registered under section 12(b) of the Exchange Act:
Title of each Class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Shares with a par value of $0.001 per share
(Title of Class)

i

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes	X	No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of March 12, 2007, the aggregate market value of equity shares held by non-affiliates was			$45,200,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
42,500,000 common shares issued and outstanding as of March 12, 2007

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

ii

iii

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP"). In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. Any references to CDN$ refer to Canadian Dollars.

As used in this annual report, the terms "we", "us", "our", and "Platinum" mean Platinum Research Organization, Inc. unless otherwise indicated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development of the Company

We were formed in the State of Nevada on May 13, 2005 under the name "NorthTech Corporation". On October 31, 2006 we merged with our wholly-owned subsidiary Platinum Research Organization, Inc. ("Sub", and on the parent company merging into Sub, the "Survivor" or the "Company") for the purpose of effecting a change of our name to "Platinum Research Organization, Inc." and a recapitalization of our capital stock. Pursuant to the Agreement and Plan of Merger dated October 18, 2006 (the "Merger"), each outstanding share of the parent company was exchanged for and became five shares of Survivor's common stock on the effective date of the Merger. Survivor assumed the outstanding warrants of the parent company, which have since been fully exercised for Survivor's common stock. The Articles of Incorporation and Bylaws of the Sub became the Articles of Incorporation and Bylaws of the Survivor. As a result of the Merger the authorized share capital of the Company is now to 500,000,000 shares with a par value of $0.001 per share consisting of 400,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share.

On March 30, 2006, we completed an initial offering of our securities, as registered with the U.S. Securities and Exchange Commission (the "SEC") on Form SB-2. A complete description of the offering terms can be found in the final registration statement Form SB-2/A, filed on January 18, 2006, on the SEC website at www.sec.gov, under our SEC File Number 333-128822. The offering was sold out and we raised a total of $100,000, less offering expenses of $10,000. We have deposited the funds into our operating account, and up until November 2006, we were proceeding with our business plans, as outlined in our Form SB-2 registration statement, which can be found in its entirety on the SEC website at www.sec.gov, under our CIK Number 0001330340.

On October 26, 2006, we entered into a Contribution Agreement with Platinum Research Organization L.P., a limited partnership organized and existing under the laws of Texas ("Platinum LP"), Lubrication Partners, a joint venture ("GP Transferor") and sole stockholder of Platinum IP Management, Inc., a company organized and existing under the laws of Texas and the general partner of Platinum LP ("PRO GP"), each person holding a limited partnership interest in Platinum LP (each, a "Limited Partner") (each Limited Partner and GP Transferor, a "PRO Transferor" and collectively, the "PRO Transferors"), and Cork Jaeger as the representative (the "PRO Transferor Representative") of all PRO Transferors, and Steve Drayton as the representative (the "Investor Representative") of all individuals who are expected to invest in the Company (other than the PRO Transferors) (the "Investors") in a private placement to be completed in conjunction with the agreement (the "Contribution Agreement").

The business of Platinum LP will become our business on closing the Contribution Agreement and we will sell or abandon our previous business activities. We intend to obtain stockholder approval of the Contribution Agreement and related transactions in the spring of 2007. We will re-file a Schedule 14A Proxy Statement upon finalizing the required December 31, 2006 financial statements. There can be no assurance that the transactions contemplated by the Contribution Agreement and related agreements will be consummated.

Platinum LP is the developer and owner of several patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate and poly tetra fluroethylene to yield new proprietary compounds which enhances the anti-wear and anti-corrosion capabilities of lubricants and coatings.

Our Business/Plan of Operation

Until we receive stockholder approval for the Contribution Agreement and related transactions, we will continue with our existing plan of operations. We will re-file a Schedule 14A Proxy Statement on finalizing the required December 31, 2006 financial statements. The Schedule 14A will contain detailed information about the Contribution Agreement, our proposed new business and the stockholder approvals we will need to proceed with this change of business.

We were formed to develop, expand and market two web-based database programs - one for small business and the second for community sports teams or groups.

The foundation of our technology, including the proprietary code with which we began this project, was developed for and funded by our sole officer and director, Cecelia Pineda, over a period of several years for use in her own business.

We currently have no patents on our programs and no patents pending. Our only asset as of the date of the filing of this report is our cash in the bank of $69,681. At September 30, 2006, we had an accumulated deficit of $66,495. We are in the development stage and have not yet generated any revenues.

There were three major stages to our proposed business for the first year of operation:

    The first is two-pronged: to develop the two database programs so that they are fully-functional, easy-to-use and secure for a large number of small businesses and/or community sports teams and at the same time to establish customer-focus groups to obtain their input for their needs and interests.
    The second is to complete three stages of testing to ensure that the programs are completely stable, secure from each other and have several levels of access for any individual company.
    The final stage is also two-pronged: to set up and deliver the first stages of our marketing program and to set up the plan for our customer service division within the Company.

Since completing our initial offering in March of 2006, we have been involved with developing our two database programs. The first of our database programs is directed at small businesses to help them develop, maintain and keep control of their customer information. This was planned as an easy-to-use program, commonly known as a Customer Relationship Management (CRM) program that we are developing to address the needs of small businesses. The second program is a registration and list- creation program that is aimed at helping community sports groups-youth sports teams and other community events - to organize their registration processes. Although we had hoped to expand to other products in the future, at present our only focus has been to develop and bring to market these two programs that are based on a proprietary code already in our possession that has proven very functional for the small, personal business of our President. We are currently in the research and development stage and have not yet completed either of our software programs. If we continue on this path and are successful in marketing these two programs when completed, we will expand our offerings to develop other database programs.

In general, our plan to date has been to focus on the development, refinement and expansion of a functional proprietary code for a web-based database program that is intended to be individual and customizable for an infinite number of customers. We expected the developmental period to take up to six months and the testing period to take up to another 3 months, after which we believed we would be ready to market our products, generate revenues and gradually expand our business. We have progressed very well on these goals and have our programs ready for testing and release. In working closely with three diverse focus groups we have received considerable helpful feedback who have all said that the program is very functional and will allow us to offer the programs to the public as planned.

Although we have been and are continuing with our original plan of operations as set out in our final registration statement on Form SB-2/A, filed on January 18, 2006, we began seriously considering a change in our business direction during this last quarter and reviewed a number of business opportunities that were presented to us. We began pursuing one of these opportunities in particular which we believe our stockholders would find attractive. Subsequent to the quarter ended September 30, 2006, we entered into the Contribution Agreement which if consummated will change our business direction significantly. If our stockholders do not approve of this agreement and resulting change of business direction we will continue with our original business plan.

The Software Programs/Products

Customer Relationship Management for Small Business - Customer Access Port. Customer Access Port (CAP) was developed because of management's perception that most of the current CRM programs on the market are aimed at large businesses and demand complex, time-consuming attention that a small business has neither the time nor the resources to undertake. In this, as in many other areas, the needs for small business are not the same as the needs for large business. It is significantly more important for small businesses to develop and maintain a strong body of satisfied customers. In the past experience of our management, developing new customers is much more costly than maintaining current customers and yet small businesses, in their "busyness", have trouble getting organized enough to properly attend to their current customers, even though their very survival depends on it.

Our CAP is aimed at small businesses with a staff of under 300 employees and will allow each company to have a customer database of thousands if they so desire. It is simple but fully integrated, and will be fully secured, stable and functional when completed. At present, the functionality is for one user. One of the main differences in our software from those generally available in the marketplace today is that our software is fully integrated with e-mail and web platforms and will allow the user company to have private access to their own client information via a completely secure web page.

Management believes CAP is the small business solution to customer tracking and communication. When completed, management intend for the program to allow companies to:

  develop a fully-secured customer data base;
  maintain that customer base;
  access that database from any computer connected to the internet;
  update the database as necessary;
  merge their current database, if they have one, into the program;
  be able to sort the customer base in a variety of individualized preferences;
  be able to communicate desired information (promotions or changes in company policy) to all or certain groups of its customers;
  be able to receive communications from customers about their issues, preferences and requests; and
  register all relevant customer information so that no matter who the customer communicates with, all employees have current and updated information they can refer to on the computer files. This can save endless frustration on the part of a customer who has a complaint or is trying to obtain a specific product.

It is the Company's plan to expand the software and develop it to the point where it is fully customizable for an infinite variety and number of small businesses. The process to do this is complicated, but does not require new technology. Nevertheless, until the Company has completed the development, it cannot guarantee that it will be successful.

Registration Lists for Coaches and Parent Volunteers - Team Access Port. When children wish to enter competitive sports leagues such as baseball, soccer, hockey, figure skating, gymnastics etc., they are generally required to do so according to their birth dates. Combine that with the availability or lack of ice, gym or field time available for each age group and you have a nightmare for the parents and volunteers who are trying to ensure an opportunity for each child in the community. Currently parents, instructors and coaches who are involved with sports teams, dance groups and other community programs, spend hundreds of hours each season making sure that children are registered in the right group at the right time. The amount of detail is immense and errors are frequent and frustrating for all involved.

Our web-based registration and list generation program - Team Access Port (TAP) - attempts to reduce the administrative burden on parents and coaches and make the registration of the thousands of children who participate in seasonal competitive sports a nearly foolproof process with little or no room for error. Our original goal was for our program to enhance the dissemination of information among parents and team members and their coaches and organizers so they can spend more time with the actual coaching, game or function.

In addition, it is our hope to save groups money by eliminating a majority of the paperwork that is currently sent back and forth by mail or hand delivered. Wait times could be reduced and directions and maps can be readily available on their Internet site, allowing all concerned to plan ahead and to know when and where they are going by logging into a computer website.

The first nine months of our operation was focused on the development, testing and market exploration, including initial market development, of these two database programs. As we received feedback on our programs we started investigating other opportunities.

Competition

The industry involved in the development and distribution of software products is intensely competitive with respect to new and evolving technologies and programs on a continuous basis. The number of general software programs produced annually worldwide is in the thousands. The number of programs with similarities to our programs, is in the dozens. There are many well-established competitors for products similar to the Company's proposed product line with substantially greater financial and other resources than the Company, including but not limited to established businesses with loyal customers. The Company's major competitors for the products it is developing are:

  for the CRM program - Customer Access Port (CAP); Siebel - established 1993; Pivotal Corporation - established 1999 or earlier; salesforce.com - established 2000 or earlier; Maximizer - established 2002 or earlier; Sugar CRM - established 2004; and Microsoft.
  for the online sports group registration program - Team Access Port (TAP); Nortak Software Ltd - large software company, established 1976; League Athletics.com - established in 1998; Sporg Internet Corporation - established in April 2000; and The Count Me In Corporation - established in 2003.

Although we believe that our products provide a service not yet offered by these companies, i.e., a program exclusively aimed at small business needs, we cannot guarantee that our competitors will not develop a similar or better product in the future and market it in the same price range or lower than our products.

We believe the key to our success will lie in early entrance to the unique niche that we perceive to be currently available and in the strong customer service focus we plan to give our business.

Distribution Methods

As our products are web-based, they were designed to be distributed through the Internet. As such, there are no shipping costs or delays. We anticipate that it may take several hours to customize its software products for each specific client and, therefore, project delivery time would be within approximately 48 hours.

Equipment

Cecelia Pineda, our sole officer and director, currently provides the usage of a computer and other office equipment including a printer, fax machine, scanner and telephone for our use on a rent-free basis.

Patents and Trademarks

We have no patent or trademark protection on our programs. We do have proprietary rights to the functional code, but we do not have plans to formally copyright or apply for patents in the future.

Government Regulations and Approvals

Regulation of Internet - Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

  privacy;
  freedom of expression;
  pricing;
  content and quality of products and services;

  taxation;
  advertising;
  intellectual property rights; and
  information security.

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a negative impact on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

We abide by all copyright laws. When using the information provided or refurbished from other sources and to protect us from any potential intellectual property claims, we will endeavour to obtain all necessary consents prior to the use of the sources and will reference the sources to give full credit where it is due.

Research and Development

Over the past two fiscal years, we have not spent any money on research and development activities.

Environmental Compliance

The nature of our current business does not require special environmental or local government approval. We are compliant with all environmental laws. The cost of such compliance is minimal for us.

Employees

We currently have no employees. We expect we will add more employees and independent consultants if we are successful in completing our proposed acquisition of Platinum LP.

Proposed Change of Business Direction

We entered into a contribution agreement dated October 26, 2006 with Platinum LP and other parties (the "Contribution Agreement") which would result in a change of control of our company and the appointment of a new slate of directors upon stockholder approval.

The basic terms of the Contribution Agreement are as follows:

  GP Transferor will contribute to the Company all of the capital stock of PRO GP (the "PRO GP Capital Stock"), free and clear of all liens;
  each Limited Partner will contribute to the Company all of the outstanding limited partner partnership interests of Platinum LP (collectively, the "Partnership Interests") held by such Limited Partner, free and clear of all liens;
  the Investors will contribute to the Company cash in an aggregate amount of $ 4,500,000;
  existing warrant holders will exercise their warrants and acquire 10,000,000 unregistered shares of common stock for $500,000;
  the Company will issue to the PRO Transferors 55,000,000 unregistered shares of common stock of the Company for the PRO GP Capital Stock and Partnership Interests on closing of the Contribution Agreement;
  the Company will issue to the Investors 5,000,000 unregistered shares of Series "A" Preferred Stock on closing of the Contribution Agreement;
  the Company will issue 2,000,000 Common Stock share purchase warrants to Investa Corporation, and 500,000 Common Stock share purchase warrants to Ms. Cecelia Pineda, our sole officer and director;
  the Company will provide Platinum LP with a $1,000,000 bridge loan in accordance with the terms of the Contribution Agreement, subject to Platinum LP fulfilling certain conditions; and
  PRO Transferors will provide the Company with audited year end financial statements and, if required, any un-audited quarterly financial statement for Platinum LP prepared in accordance with US GAAP by a SEC qualified auditor for inclusion in the Company's proxy materials.

  The Contribution Agreement is subject to a number of conditions. These include:

    Prior to closing the Contribution Agreement:
      the Company will conduct a stockholder's meeting to obtain stockholder approval to:
        Complete the Contribution Agreement and close the Contribution Agreement;
        Redomesticate the Company from Nevada to Delaware; and
        Appoint a new slate of directors;
      the Company will have not less than $5,000,000 in cash minus any funds previously advanced to Platinum, LP as a bridge loan by the Company;
      Cork Jaeger will have entered into an consulting agreement with the Company;
      Platinum LP will not have incurred any additional indebtedness senior to the bridge loan made by the Company without consent of the Company;
      Platinum LP will restructure its existing debt with the Seattle City Employees' Retirement System;
      all related party debt owed by Platinum LP will have been cancelled;
      Platinum LP will have renegotiated or terminated its existing contracts with Jeffries & Co. and Newlight Capital LLC;
      the Company, the Investors and Investa Corporation will enter into a registration rights agreement; and
      Lubrication Partners, L.P. and Lubrication Partners, a joint venture will enter into a voting agreement and lock-up agreement; and
      all representations and warranties contained in the Contribution Agreement must be true in all material respects as of the closing date.

  The Contribution Agreement is also subject to other customary terms and conditions, including regulatory and third party approvals.

  The Board of Directors believes the change of business direction as a result of this Contribution Agreement will ultimately increase stockholder value beyond what we could expect to achieve under our current business model.

  Platinum LP was formed for the express purpose to design and commercialize high performance lubricants and coatings. Nine years of development efforts by Platinum LP and its predecessor, Platinum LLC, have resulted in the initial commercialization of TechroBondTM in the grease markets with the introduction of TechroBondTM in rail-curve applications in late 2006. The TechroBondTM lubricants have been developed to replace MoS2 greases currently in the marketplace for automotive, railroad, construction, manufacturing, aerospace and heavy engineering applications. Management of Platinum LP expects a steady stream of products and applications to be commercialized over the next one to two years in grease, metalworking fluid, hydraulic fluid and other applications; however, the largest addressable markets by order of magnitude are oil additives and specialty coatings. The key to these markets resides in advanced development tests and ongoing discussions with leading U.S. industrial and energy companies. There are no guarantees that all or any of these relationships will result in material agreements; however, Platinum LP approaches those relationships as being combined development efforts geared towards bringing commercial products to market by 2009, rather than being merely research collaborations. Each of these development efforts is subject to strict non-disclosure agreements that Platinum LP relies upon to protect intellectual property rights as well as to shield competitors from any "go to market" plans that these companies may utilize with respect to products or technology derived from these efforts.

  TechroBondTM is one of a series of product applications Platinum LP has developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate ("ZDDP") and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and anti-corrosion capabilities of lubricants and coatings (individually and collectively, the "PRO Technology"). The resulting compounds have yielded significantly enhanced anti-wear and anti-corrosion capabilities when measured in bench laboratory tests at the University of Texas at Arlington, and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position Platinum LP to disrupt several large, global markets for lubricants should Platinum LP be successful in bringing its products to market that rely upon this new technology.

  Platinum LP intends to develop three primary product lines within the lubricant additive industry, including greases, industrial oils and engine oils, as well as to develop specialty coatings. The greases developed by Platinum LP were commercialized in 2005. Management expects that its industrial oil products will be commercialized in 2007 and the engine oils it is developing will be commercialized in 2010. Specialty coatings are still in the applied research stages.

  A more detailed description of the business of Platinum LP, associated risk factors, and financial statements will be provided in the Schedule 14A Proxy Statement within the next two weeks. Stockholders are encouraged to read the Schedule 14A Proxy Statement.

  ITEM 2. DESCRIPTION OF PROPERTY

  Our office space is located at Suite 421-1917 West 4th Avenue , Vancouver, B.C. Canada, V6J 1MT. This space is provided by our sole director free of charge. We also rent a small virtual office where we receive our mail and can rent space for meetings, interviews or presentations when needed.

  We do not intend to renovate, improve or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

  ITEM 3. LEGAL PROCEEDINGS

  We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

  PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

  Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol "PLRO.OB". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from Canada Stockwatch) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1) (2)	High	Low
December 31, 2006	$1.50	$0.50
September 30, 2006	$0.00	$0.00
June 30, 2006	N/A	N/A
March 31, 2006	N/A	N/A
December 31, 2005	N/A	N/A
September 30, 2005	N/A	N/A
June 30, 2005	N/A	N/A
March 31, 2005	N/A	N/A
December 31, 2004	N/A	N/A

Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	The Company was originally first quoted on the OTCBB on July 12, 2006 under the symbol "NTTE". Its symbol was changed to "PLRO" on October 31, 2006.

  Holders of Common Stock

  As of March 12, 2007, there were 36 registered stockholders of the Company's common stock.

  Dividends

  We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the applicable corporate statutes.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  See "Our Business/Plan of Operation" in Item 1 of this report on Form 10-KSB.

  ITEM 7. FINANCIAL STATEMENTS

  Following are our audited financial statements for the year ended December 31, 2006.

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)

  Financial Statements
  (Expressed in U.S. Dollars)
  31 December 2006

James Stafford
James Stafford Chartered Accountants* Suite 350 - 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 * Incorporated professional

  Report of Independent Registered Public Accounting Firm

  To the Board of Directors and Stockholders of
  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)

  We have audited the balance sheets of Platinum Research Organization, Inc. (formerly NorthTech Corporation) as of 31 December 2006 and 2005, the related statements of operations and cash flows for the year ended 31 December 2006 and for the period from the date of inception on 13 May 2005 to 31 December 2005, and the statements of operations, cash flows and changes in stockholders' equity for the period from the date of inception on 13 May 2005 to 31 December 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2006 and 2005, the related statements of operations and cash flows for the year then ended 31 December 2006 and for the period from the date of inception on 13 May 2005 to 31 December 2005, and the statements of operations, cash flows and changes in stockholders' equity for the period from the date of inception on 13 May 2005 to 31 December 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ "James Stafford"
Chartered Accountants
24 February 2007

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Balance Sheets (Expressed in U.S. Dollars)
  As at 31 December

	2006	2005
	$	$

Assets

Current
Cash and cash equivalents	44,748	1,904
Restricted cash and cash equivalents (Note 6)	1,000,000	-
Prepaid expenses	-	50

	1,044,748	1,954

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	16,401	7,540
Accrued interest (Note 6)	14,521	-
Convertible promissory notes payable (Note 6)	1,000,000	-
Due to related party (Note 4)	-	5,000

	1,030,922	12,540

Stockholders' equity
Capital stock (Note 5)
Authorized
400,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001
Issued and outstanding
31 December 2006 - 32,500,000 common shares, par value $0.001
31 December 2005 - 22,500,000 common shares, par value $0.001	32,500	22,500
Warrants	308	-
Additional paid-in capital	100,192	(13,500)
Deficit, accumulated during the development stage	(119,174)	(19,586)

	13,826	(10,586)

	1,044,748	1,954

  Nature and Continuance of Operations (Note 9) and Subsequent Events (Note 11)

  On behalf of the Board:

  /s/ Cecelia Pineda
  ______________________________ Director
  Cecelia Pineda

  The accompanying notes are an integral part of these financial statements.

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Statements of Operations
  (Expressed in U.S. Dollars)

	For the period from the date of inception on 13 May 2005 to 31 December 2006	For the year ended 31 December 2006	For the period from the date of inception on 13 May 2005 to 31 December 2005
	$	$	$

Expenses
Bank charges	1,189	1,189	-
Consulting fees	10,000	5,000	5,000
Legal and accounting	50,675	36,988	13,687
Listing and filing fees	350	350	-
Management fees (Notes 7 and 10)	20,400	20,400	-
Marketing	16,680	16,680	-
Office and miscellaneous	244	100	144
Rent (Notes 7 and 10)	3,600	3,600	-
Transfer agent fees	1,526	771	755

Loss before other items	(104,664)	(85,078)	(19,586)

Other item
Interest expense	(14,521)	(14,521)	-
Foreign exchange gain	11	11	-

Net loss for the period	(119,174)	(99,588)	(19,586)

Basic and diluted loss per common share		(0.003)	(0.001)

Weighted average number of common shares used in per share calculations		30,089,041	15,450,644

  The accompanying notes are an integral part of these financial statements.

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Statements of Cash Flows
  (Expressed in U.S. Dollars)

	For the period from the date of inception on 13 May 2005 to 31 December 2006	For the year ended 31 December 2006	For the period from the date of inception on 13 May 2005 to 31 December 2005
	$	$	$

Cash flows from operating activities
Net loss for the period	(119,174)	(99,588)	(19,586)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 7 and 10)	24,000	24,000	-
Increase in accrued interest	14,521	14,521	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	50	(50)
Increase in accounts payable and accrued liabilities	16,401	8,861	7,540

	(64,252)	(52,156)	(12,096)

Cash flows from financing activities
Common shares issued for cash	108,692	99,692	9,000
Warrants issued for cash	308	308	-
Increase in convertible promissory notes payable	1,000,000	1,000,000	-
Increase (decrease) in due to related party	-	(5,000)	5,000

	1,109,000	1,095,000	14,000

Increase in cash and cash equivalents	1,044,748	1,042,844	1,904

Cash and cash equivalents, beginning of period	-	1,904	-

Cash and cash equivalents, end of period	1,044,748	1,044,748	1,904

  A total of $1,000,000 of cash and cash equivalents at 31 December 2006 is restricted (Note 6).

  Supplemental Disclosures with Respect to Cash Flows (Note 10)

  The accompanying notes are an integral part of these financial statements.

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Statements of Changes in Stockholders' Equity
  (Expressed in U.S. Dollars)

	Number of common shares issued	Capital stock	Additional paid-in capital	Warrants	Deficit, accumulated during the development stage	Stockholders' equity
		$	$	$	$	$

Balance at 13 May 2005 (inception)
Common shares issued for cash - 25 July 2005	22,500,000	22,500	(13,500)	-	-	9,000
Net loss for the period	-	-	-	-	(19,586)	(19,586)

Balance at 31 December 2005	22,500,000	22,500	(13,500)	-	(19,586)	(10,586)
Common shares issued for cash - 30 March 2006 (Note 5)	10,000,000	10,000	89,692	-	-	99,692
Warrants granted for cash - 30 March 2006 (Note 5)	-	-	-	308	-	308
Contributions to capital by related party - expenses (Notes 7 and 10)	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(99,588)	(99,588)

Balance at 31 December 2006	32,500,000	32,500	100,192	308	(119,174)	13,826

  The accompanying notes are an integral part of these financial statements.

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Notes to Financial Statements
  (Expressed in U.S. Dollars)
  31 December 2006

    Nature and Continuance of Operations

    Platinum Research Organization, Inc. (formerly NorthTech Corporation) (the "Company" or "NorthTech") was incorporated under the laws of the State of Nevada on 13 May 2005. The Company was incorporated for the purpose of developing and marketing two database management programs, one for small businesses and the other for community-based sports teams.

    On 11 October 2006 the Company incorporated a wholly owned subsidiary "Platinum Research Organization, Inc. ("Platinum Subsidiary") in the state of Nevada. Effective 31 October 2006, the Company merged with Platinum Subsidiary for the purpose of effecting a change of name to "Platinum Research Organization, Inc." and a recapitalization of the Company's capital stock. Pursuant to an agreement and plan of merger dated 18 October 2006 (the "Merger"), each outstanding share of the Company was exchanged for and became five shares of Platinum Subsidiary common stock on the effective date of the Merger. Platinum Subsidiary assumed the outstanding warrants of the Company, which will be exercisable for shares of Platinum Subsidiary common stock. Each such warrant is exercisable for five shares of Platinum Subsidiary common stock at the same price as one common share of the Company. For accounting purposes, the Merger has been accounted for as a recapitalization of NorthTech. The Company's historical financial statements prior to the recapitalization reflect the financial position, results of operations and cash flows of NorthTech, and have been adjusted to reflect that each outstanding share of NorthTech was exchanged for and became five shares of Platinum Subsidiary common stock.

    The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

    The Company's financial statements as at 31 December 2006 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $99,588 for the year ended 31 December 2006 (2005 - $19,586) and has a working capital deficiency of $986,174 at 31 December 2006 (2005 - working capital deficiency of $10,586).

    Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    At 31 December 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Notes to Financial Statements
  (Expressed in U.S. Dollars)
  31 December 2006

  compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

    Financial instruments

    The carrying value of cash, accounts payable and accrued liabilities, due to related parties and convertible promissory notes payable approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

    Derivative financial instruments

    The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

    Income taxes

    Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Notes to Financial Statements
  (Expressed in U.S. Dollars)
  31 December 2006

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

  Comprehensive loss

  SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

  Start-up expenses

  The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 13 May 2005 to 31 December 2006.

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
  31 December 2006

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

  Recent accounting pronouncements

  In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending 31 December 2007. The Company is currently reviewing the impact of this statement.

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 January 2008. The Company is currently reviewing the impact of this statement.

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
  31 December 2006

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

    Due to Related Party

    As at 31 December 2006, the amount due to a related party consists of $Nil (31 December 2005 - $5,000) payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

    Capital Stock

    Authorized

    The total authorized capital is 400,000,000 common shares with a par value of $0.001 per common share and 100,000,000 preferred shares with a par value of $0.001 per preferred share.

    In contemplation of the completion of the Contribution Agreement (Note 9), a total of 5,000,000 authorized preferred shares have been designated as Series "A" Preferred Shares (the "Series A Preferred Shares") which are convertible into common shares of the Company at a rate of five common shares for each Series A Preferred Share at any time by the holder or by the Company under certain conditions.

    The terms of the Series A Preferred Shares entitle the holder to annual cumulative dividends of $0.09 per Series A Preferred Share, payable quarterly at the discretion of the Company's Board of Directors (Note 9). The annual cumulative dividend will be reduced to $0.045 per Series A Preferred Share upon the Company entering into a commercial agreement(s) which will increase the Company's aggregate revenues to $40,000,000 per annum and to an annual $0.018 per Series A Preferred Share upon the Company recording net revenues equal to or greater than $1,000,000 per quarter.

    The Series A Preferred Shares have a maturity date of five years from the date of closing of the Contribution Agreement (Note 9).

    Issued and outstanding

    The total issued and outstanding capital stock is 32,500,000 common shares with a par value of $0.001 per common share.

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Notes to Financial Statements
  (Expressed in U.S. Dollars)
  31 December 2006

  On 11 October 2006 the Company incorporated a wholly owned subsidiary Platinum Subsidiary in the state of Nevada. Effective 31 October 2006, the Company merged with Platinum Subsidiary for the purpose of effecting a change of name to "Platinum Research Organization, Inc." and a recapitalization of the Company's capital stock. Pursuant to a Merger dated 18 October 2006, each outstanding share of the Company was exchanged for and became five shares of Platinum Subsidiary common stock on the effective date of the Merger. For accounting purposes, the Merger has been accounted for as a recapitalization of NorthTech. The Company's historical financial statements prior to the recapitalization reflect the financial position, results of operations and cash flows of NorthTech, and have been adjusted to reflect that each outstanding share of NorthTech was exchanged for and became five shares of Platinum Subsidiary common stock.

  On 25 July 2005, 22,500,000 common shares of the Company were issued for cash proceeds of $9,000.

  On 30 March 2006, 10,000,000 Units (the "Units") of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and one fifth of one share purchase warrant. Each full share purchase warrant entitles the holder to purchase an additional five common shares of the Company at a price of $0.25 per common share expiring 30 March 2009.

  Warrants

  The following share purchase warrants were outstanding at 31 December 2006:

	Exercise price	Number of warrants	Remaining| contractual life (years)
	$

Warrants	0.25	2,000,000	2.25

		2,000,000

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Notes to Financial Statements
  (Expressed in U.S. Dollars)
  31 December 2006

  The following is a summary of warrant activities during the year ended 31 December 2006:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 31 December 2005	-	-

Granted	2,000,000	0.25
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 December 2006	2,000,000	0.25

Weighted average fair value of warrants granted during the year ended 31 December 2006		0.0002

  The weighted average grant date fair value of warrants issued during the year ended 31 December 2006 is $0.0002 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

31 December 2006

Risk free interest rate	4.83%
Expected life	3 years
Annualized volatility	125%
Expected dividends	0%

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Notes to Financial Statements
  (Expressed in U.S. Dollars)
  31 December 2006

    Convertible Promissory Notes Payable

Balance at 31 December 2006
$
Issued in October 2006, the convertible promissory note bears interest at a rate equal to the lesser of 10% per annum and the maximum rate permitted under applicable federal and state laws on any unpaid principle balances, is unsecured, and is due and payable on or before the first anniversary of the date of issuance. The holder of the convertible promissory note has the right to convert any portion of the unpaid principle into Series A Preferred Shares of the Company at any time from the issue date on the basis of $0.90 of Series A Preferred Shares for each dollar of principle due and payable. The balance of $508,356 outstanding at 31 December 2006 consists of principle and unpaid accrued interest of $500,000 and $8,356 respectively.	$508,356

Issued in November 2006, the convertible promissory note bears interest at a rate of 10% per annum and the maximum rate permitted under applicable federal and state laws on any unpaid principle balances, is unsecured, and is due and payable on or before the first anniversary of the date of issuance. The holder of the convertible promissory note has the right to convert any portion of the unpaid principle into Series A Preferred Shares of the Company at any time from the issue date on the basis of $0.90 of Series A Preferred Shares for each dollar of principle due and payable. The balance of $506,165 outstanding at 31 December 2006 consists of principle and unpaid accrued interest of $500,000 and $6,165 respectively.	$506,165

$1,014,521

    Interest accrued and unpaid on the Convertible Promissory Notes will be forgiven upon conversion of the Convertible Promissory Notes. As at 31 December 2006, the Company has accrued $14,521 (2005 - $Nil) in related interest.

    The Convertible Promissory Notes automatically convert into Series A Preferred Shares of the Company on the terms stated above upon the date of the closing of the Contribution Agreement (Note 9).

    The total proceeds of $1,000,000 from the Convertible Promissory Notes are restricted cash and cash equivalents of the Company on the basis that they are to be used to advance a bridge loan to Platinum LP as is required under the Contribution Agreement (Notes 9 and 10).

    Related Party Transactions

    During the year ended 31 December 2006, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $20,400 (31 December 2005 - $Nil, cumulative - $20,400) and $3,600 (31 December 2005 - $Nil, cumulative - $3,600) respectively (Note 10). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Notes to Financial Statements
  (Expressed in U.S. Dollars)

  31 December 2006

    Income Taxes

    The Company has losses carried forward for income tax purposes to 31 December 2006. There are no current or deferred tax expenses for the period ended 31 December 2006 due to the Company's loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

    The provision for refundable federal income tax consists of the following:

	For the year ended 31 December 2006	For the period from the date of inception on 13 May 2005 to 31 December 2005
	$	$

Deferred tax asset attributable to:
Current operations	33,860	6,659
Contributions to capital by related party - expenses	(8,160)	-
Less: Change in valuation allowance	(25,700)	(6,659)

Net refundable amount	-	-

  The composition of the Company's deferred tax asset as at 31 December 2006 and 31 December 2005 is as follows:

	As at 31 December 2006	As at 31 December 2005
	$	$

Net operating loss carry forward	95,173	19,586

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	32,359	6,659
Less: Valuation allowance	(32,359)	(6,659)

Net deferred tax asset	-	-

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Notes to Financial Statements
  (Expressed in U.S. Dollars)
  31 December 2006

  The potential income tax benefit of these losses has been offset by a full valuation allowance.

  As at 31 December 2006, the Company has an unused net operating loss carry forward balance of approximately $95,173 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires in 2025 and 2026.

    Commitments

  On 26 October 2006, the Company entered into a contribution agreement (the "Contribution Agreement") with Platinum Research Organization L.P.,  a limited partnership ("Platinum LP"), Lubrication Partners, joint venture ("GP Transferor") and sole shareholder of Platinum IP Management, Inc., the general partner of Platinum LP ("PRO GP"), each holding a limited partnership interest in Platinum LP (each, a "Limited Partner" and collectively, the "PRO Transferors") and John T. (Cork) Jaeger as the representative of all PRO Transferors (the "PRO Transferor Representative"), and Steve Drayton as the representative (the "Investor Representative") of all certain individuals who are expected to invest in the Company (other than the PRO Transferors) (the "Investors") in a private placement to be completed in conjunction with the Contribution Agreement.

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
    The Company will issue to the Investors 5,000,000 Series A Preferred Shares and 2,500,000 share purchase warrants (the "Warrants"). The Warrants will be issued to the Investors on the closing date. Each Warrant is to be exercisable for one common share of the Company at an exercise price of $0.26 per share for a three year period from date of closing.
    The Company entered into a bridge loan agreement (the "Loan Agreement") with Platinum LP, pursuant to which the Company is to loan Platinum LP $1,000,000 (the "Platinum LP Note"). The Platinum LP Note bears regular interest at an annual rate of 10% per annum, is due and payable six months from the date of issuance, and is secured by a second lien on all of the assets of Platinum LP. Subsequent to the year-end, the Company advanced $1,000,000 to Platinum LP (Note 11).

  The closing of the Contribution Agreement is subject to shareholder approval and other terms and conditions. There can be no assurance that the transactions contemplated by the Contribution Agreement will be consummated.

  Platinum Research Organization, Inc.
  (formerly NorthTech Corporation)
  (A Development Stage Company)
  Notes to Financial Statements
  (Expressed in U.S. Dollars)
  31 December 2006

    Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 13 May 2005 to 31 December 2006	For the year ended 31 December 2006	For the period from the date of inception on 13 May 2005 to 31 December 2005
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

    During the year ended 31 December 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $20,400 (31 December 2005 - $Nil, cumulative - $20,400) and $3,600 (31 December 2005 - $Nil, cumulative - $3,600) respectively (Note 7).

    During the year ended 31 December 2006, the Company accrued unpaid interest expense of $14,521 (2005 - $Nil) related to convertible promissory notes payable (Note 0).

    At 31 December 2006, the Company had restricted cash and cash equivalents designated to be used to advance a bridge loan to Platinum LP as is required under the Contribution Agreement (Note 9).

    Subsequent Events

  The following events occurred subsequent to 31 December 2006:

    Bridge Loan Agreement

    On 9 January 2007 the Company advanced $1,000,000 to Platinum LP under the terms of the Loan Agreement (Note 9). The Platinum LP Note bears interest at 10% per annum, is due and payable six months from the date of issuance and is secured by a general security agreement over Platinum LP assets. The Company's general security agreement over Platinum LP assets is subordinate to other existing Platinum LP debt arrangements.

    Omnibus Amending Agreement

    The Company entered into an amending agreement whereby the Company will assume certain general security obligations upon closing of the Contribution Agreement (Note 9).

    The Company issued an additional 10,000,000 common share for total cash proceeds of $500,000 for share purchase warrants exercised.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

  ITEM 8A. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

  Ms. Pineda has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, she has concluded that our current disclosure controls and procedures are effective.

  Changes in Internal Control over Financial Reporting

  There was no change during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  ITEM 8B. OTHER INFORMATION

  Not Applicable

  PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Identification of Directors and Executive Officers

  The following table sets forth the names, positions and ages of our executive officer and directors.

Name	Age	Position	Since

Cecelia Pineda	61	President, CEO, CFO, Treasurer, Principal Accounting Officer, Secretary and Director	May 13, 2005

  Ms. Pineda has held the above offices/positions since inception and is expected to hold said offices/positions until the next meeting of stockholders.

  Background of Officers and Directors

  The principal occupation and business experience during the last five years for our present director and executive officer is as follows:

  Cecelia Pineda, President, CEO, CFO, Treasurer, Principal Accounting Officer, Secretary and Director. Ms. Pineda has been our sole executive officer and director since inception in May 2005. Ms. Pineda graduated from the University of British Columbia in Vancouver with a Bachelor of Arts degree in 1964 and has worked mainly in the field of Adult Continuing Education since that time. From April 2003 to the present, Ms. Pineda has been a self-employed independent contractor assisting public and private companies to develop training plans and develop and write copy for corporate websites and brochures. From January 2002 to April 2003, she was a Senior Program Coordinator at Vancouver Community College in Vancouver BC, Canada. Her responsibilities included developing, programming and marketing training programs for adults.

  From January 1991 to January 2002, she was a Program Coordinator for the Vancouver School in Vancouver BC, Canada. Her responsibilities included developing, programming and marketing multiple programs for adults. Ms. Pineda has not held directorships in any other publicly reporting companies and devotes approximately 30 hours per week to the business of our Company.

  Involvement in Certain Legal Proceedings

  During the past five years, our sole director and officer has not been:

    a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
    convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
    subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
    found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

  Audit Committee Financial Expert

  We do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors which consists of one person. Additionally, we do not have a member on our board of directors that has been designated as an audit committee "financial expert." We do not believe that the addition of such an expert would add anything meaningful to our company at this time. It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the SEC. Based solely upon reliance on the verbal and written representations of our director and officer, all reporting persons were in compliance with Section 16(a) of the Securities Exchange Act of 1934 during fiscal 2006.

  Code of Ethics

  We have not adopted a Code of Ethics at this time and we are reviewing the necessity of adopting such a document at this time given the composition of our Board of Directors and Officer and our scale of its operations at this time.

  Continued on Next Page

  ITEM 10. EXECUTIVE COMPENSATION

  Summary Compensation of Executive Officers

  The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2006, and 2005 to the persons who served as our Chief Executive Officers, and each of the two other most highly compensated executive officers during 2006 and 2005 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Cecelia Pineda, President CEO, CFO and Director(1)(2)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)	Ms. Pineda was appointed President, CEO, CFO, Treasurer, Principal Accounting Officer, Secretary and a Director of the Company on May 13, 2005, the date of our formation.
(2)	During the year ended December 31, 2006, Ms. Pineda made contributions to capital for management fees and rent of $20,400 and $3,600 respectively. In our audited financial statements these amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

  Compensation of Directors

  No cash compensation was paid to any of our directors for their director's services as a director during the fiscal year ended December 31, 2006 or December 31, 2005. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of stock options, restricted stock and stock appreciation rights under the our stock option plan which was recently approved by our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments in the last two years.

  Continued on Next Page.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Table of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding our common stock beneficially owned as of March 12, 2007 (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. As of March 12, 2007, there were 42,500,000 shares of our common stock issued and outstanding.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Cecelia Pineda 421-1917 West 4th Ave. Vancouver BC, V6K 2N5	22,500,000 (Restricted securities as defined in the Securities Act of 1933)	52.94%
All officers and directors as a group (1 person).	22,500,000 (Restricted securities as defined in the Securities Act of 1933)	52.94%
Notes:
(1)	Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.

  There are currently no options, warrants, rights or other securities conversion privileges granted to our officer, director or beneficial owner.

  Equity Compensation Plan

  We did not have an equity compensation plan in place during the fiscal year ended December 31, 2006. The Board of Directors adopted an equity compensation plan in January 2007 subject to approval by the stockholders of the Company.

  Changes in Control

  As previously disclosed, we have entered into a contribution agreement dated October 26, 2006 with Platinum Research Organization L.P. ("Platinum LP") and other parties (the "Contribution Agreement") under which we have agreed to issue the general and limited partners of Platinum LP an aggregate total of fifty-five million (55,000,000) shares of our common stock on close of the transaction for 100% of the capital stock and partnership interests they hold in Platinum LP. We have also agreed to issue to certain investors five million (5,000,000) unregistered shares of newly created Series "A" preferred stock in the Company and two million (2,000,000) common stock share purchase warrants to Investa Corporation, and five hundred thousand (500,000) common stock share purchase warrants to Ms. Pineda. The preferred stock may be converted into shares of common stock on a five shares of common stock for every one share of preferred stock basis. Each warrant is exercisable for one share of common stock at an exercise price of $0.26 per share. Ms. Pineda has agreed to cancel her 22,500,000 shares of common stock of the Company in support of the Contribution Agreement. As a result of the foregoing, the former partners of Platinum LP will own approximately 53.66% of our issued and outstanding shares of common stock, the new investors 26.83% and the new warrant holders 2.44%, on a fully diluted basis, and the current outside stockholders of the Company will hold the remaining 17.07% our issued and outstanding shares.

  Upon consummation of the Contribution Agreement, we intend to appoint six new directors to our Board of Directors: Messrs. Thomas G. Plaskett, Cork Jaeger, Allan McArtor, Arnold Burns, Ben du Pont, and Mike McMillan. Our current director and officer, Ms. Cecelia Pineda, will resign on close of the Contribution Agreement.

  The Contribution Agreement and the appointment of a new slate of directors are subject to us obtaining stockholder approval.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  Certain Relationships and Related Transactions

  During the year ended December 31, 2005, we received net cash advances from our sole director and officer, Cecelia Pineda, of US $5,000. As of December 31, 2006, we owed $0 to Ms. Pineda. The amount originally due to and from Ms. Pineda were unsecured, non-interest bearing and did not have specific terms of repayment.

  During the year ended December 31, 2006, Ms. Pineda made contributions to capital for management fees and rent of $20,400 (31 December 2005 - $Nil) and $3,600 (31 December 2005 - $Nil) respectively (Note 10). In our audited financial statements these amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

  Director Independence

  We currently do not have any independent directors, as the term "independent" is defined by the rules of the Nasdaq Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only). We currently only have one director on our Board of Directors.

  Continued on Next Page

  ITEM 13. EXHIBITS

Exhibit Number	Exhibit Title

2.1	Contribution Agreement(2)
2.2	Amendment to Contribution Agreement dated December 26, 2006(3)
2.3	Amendment to Contribution Agreement dated February 28, 2007 (4)
3(i)	Articles of Incorporation(1)
3(ii)	Articles of Merger(1)
3(iii)	Bylaws (1)
4.1	Convertible Promissory Note Purchase Agreement(2)
4.2	Subscription Agreement for Series "A" Preferred Stock(2)
4.3	Certificate of Designation of Series "A" Preferred Stock(2)
4.4	Registration Rights Agreement(2)
4.5	Warrant Purchase Agreement(2)
4.6	Voting Agreement(2)
4.7	Lock-Up Agreement(2)
4.8	Bridge Loan Agreement(3)
4.9	Platinum LP Promissory Note(3)
4.10	Security Agreement(3)
4.11	Subordination Agreement(3)
4.12	Omnibus Amending Agreement(3)
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

  Notes:
  (1) Included in Form 8-K filed on October 18, 2006.
  (2) Included in Form 8-K/A filed on November 3, 2006.
  (3) Included in Form 8-K filed on January 11, 2007
  (4) Included in Form 8-K filed on March 5, 2007

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Fees and Services

  James Stafford, Chartered Accountants, audited our financial statements for fiscal 2006 and 2005, as well as the quarterly statements for fiscal 2006 and 2005. The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2006		2005
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	4,505	(1)	$4,505
Audit-related fees - review of each of the quarterly financial statements.	11,289		-
Tax fees - preparation and filing of three major tax-related forms and tax planning.	-		-
All other fees-other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	$15,794		$4,505

Notes: (1)	This number is an estimate only.

  Pre-Approval Polices and Procedures

  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and review assurance services.

  We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2006. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

  After careful consideration, the audit committee of the board of directors has determined that payment of the above audit fees is in conformance with the independent status of our company's principal independent accountants. Before engaging the auditors in additional services, the audit committee considers how these services will impact the entire engagement and independence factors.

  The Board of Directors has pre-approved specifically identified non-audit related services, including tax compliance, review of tax returns, documentation of processes and controls as submitted to the Board of Directors from time to time.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM RESEARCH ORGANIZATION, INC.

/s/ Cecelia Pineda
By:	Cecelia Pineda, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 23, 2007

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 20, 2007.

/s/ Cecelia Pineda
By:	Cecelia Pineda, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 23, 2007