Form 10QSB
period 2007-03-31
Platinum Research Organization, Inc.
filed 2007-05-21
CIK 1330340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31 , 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 000-52029

PLATINUM RESEARCH ORGANIZATION, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-2842514
(State of other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

2828 Routh Street, 5th Floor, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (214) 849-8900

Not Applicable
(Former names, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 75,000,000 common shares issued and outstanding as of May 15, 2007

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

i

NOTE CONCERNING FORWARD-LOOKING INFORMATION

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, believe, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position and the results of our operations for the interim periods presented.

The interim financial statements should be read in conjunction with the financial statements of Platinum Research Organization, Inc. (the “Company”) and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2006 presented in the Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

Platinum Research Organization, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	As at March 31, 2007	As at December 31, 2006 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	510,429	44,748
Restricted cash and cash equivalents	—	1,000,000
Loan receivable (Note 4)	1,020,000	—

Total Assets	1,530,429	1,044,748

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	13,653	16,401
Accrued interest (Note 6)	39,179	14,521
Convertible promissory notes payable (Note 6)	1,000,000	1,000,000

Total Liabilities	1,052,832	1,030,922

Stockholders’ equity
Capital stock (Note 5)
Authorized
400,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001
Issued and outstanding
March 31, 2007 - 42,500,000 common shares, par value $0.001
December 31, 2006 - 32,500,000 common shares, par value $0.001	42,808	32,500
Warrants	—	308
Additional paid-in capital	596,192	100,192
Deficit, accumulated during the development stage	(161,403)	(119,174)

Total Stockholders’ Equity	477,597	13,826

Total Liabilities and Stockholders’ Equity	1,530,429	1,044,748

Nature and Continuance of Operations (Note 1) and Subsequent Events (Note 11)

The accompanying notes are an integral part of these financial statements

Platinum Research Organization, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the period from the date of inception on May 13, 2005 to March 31, 2007	For the three month period ended March 31, 2007	For the three month period ended March 31, 2006
	$	$	$

Expenses
Bank charges	1,159	—	1,104
Consulting fees	10,000	—	2,500
Legal and accounting	55,171	4,496	4,559
Listing and filing fees	26,752	26,372	—
Management fees (Notes 7 and 10)	25,500	5,100	5,100
Marketing	16,680	—	—
Office and miscellaneous	244	—	—
Rent (Notes 7 and 10)	4,500	900	900
Transfer agent fees	2,229	703	100

Loss before other items	(142,235)	(37,571)	(14,263)

Other item
Interest income	20,000	20,000	—
Interest expense	(39,179)	(24,658)	—
Foreign exchange gain	11	—	20

Net loss for the period	(161,403)	(42,229)	(14,243)

Basic and diluted loss per common share		(0.001)	(0.003)

Weighted average number of common shares used in per share calculations		38,277,778	4,522,210

The accompanying notes are an integral part of these financial statements

Platinum Research Organization, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the period from the date of inception on May 13, 2005 to March 31, 2007	For the three month period ended March 31, 2007	For the three month period ended March 31, 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(161,403)	(42,229)	(14,243)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	30,000	6,000	6,000
Accrued interest receivable	(20,000)	(20,000)	—
Accrued interest payable	39,179	24,658	—
Changes in operating assets and liabilities
Decrease in prepaid expenses	—	—	50
Increase (decrease) in accounts payable and accrued liabilities	13,653	(2,748)	2,289

	(98,571)	(34,319)	(5,904)

Cash flows from financing activities
Common shares issued for cash (Note 6)	608,692	500,000	100,000
Warrants issued for cash	308	—	—
Increase in loan receivable	(1,000,000)	(1,000,000)	—
Increase in convertible promissory notes payable	1,000,000	—	—
Increase in due to related party	—	—	2,200

	609,000	(500,000)	102,200

Increase (decrease) in cash and cash equivalents	510,429	(534,319)	96,296

Cash and cash equivalents, beginning of period	—	1,044,748	1,904

Cash and cash equivalents, end of period	510,429	510,429	98,200

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements

Platinum Research Organization, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Warrants	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$

Balance at May 13, 2005 (inception)
Common shares issued for cash – 25 July 2005	22,500,000	22,500	(13,500)	—	—	9,000
Net loss for the period	—	—	—	—	(19,586)	(19,586)

Balance at December 31, 2005	22,500,000	22,500	(13,500)	—	(19,586)	(10,586)
Common shares issued for cash – 30 March 2006 (Note 5)	10,000,000	10,000	89,692	—	—	99,692
Warrants granted for cash – 30 March 2006 (Note 5)	—	—	—	308	—	308
Contributions to capital by related party – expenses (Notes 7 and 10)	—	—	24,000	—	—	24,000
Net loss for the year	—	—	—	—	(99,588)	(99,588)

Balance at December 31, 2006	32,500,000	32,500	100,192	308	(119,174)	13,826
Warrants exercised ($0.05 per share) (Note 5)	10,000,000	10,308	490,000	(308)	—	500,000
Contributions to capital by related party – expenses The accompanying notes are an integral part of these financial statements (Notes 7 and 10)	—	—	6,000	—	—	6,000
Net loss for the period	—	—	—	—	(42,229)	(42,229)

Balance at March 31, 2007	42,500,000	42,808	596,192	—	(161,403)	477,597

The accompanying notes are an integral part of these financial statements

Platinum Research Organization, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2007

1.                          Nature and Continuance of Operations

Platinum Research Organization, Inc. (formerly NorthTech Corporation) (the “Company”) was incorporated under the laws of the State of Nevada on May 13, 2005.  The Company was incorporated for the purpose of developing and marketing two database management programs, one for small businesses and the other for community-based sports teams.

On October 11, 2006 the Company incorporated a wholly-owned subsidiary named Platinum Research Organization, Inc. (“Platinum Subsidiary”) in the state of Nevada.  Effective October 31, 2006, the Company merged with and into Platinum Subsidiary for the purpose of effecting a change of the Company’s name to “Platinum Research Organization, Inc.” and a recapitalization of the Company’s capital stock. Pursuant to an agreement and plan of merger dated October 18, 2006 (the “Merger”), each outstanding share of the Company was exchanged for and became five shares of Platinum Subsidiary common stock on the effective date of the Merger. Platinum Subsidiary assumed the outstanding warrants of the Company, which became exercisable for shares of Platinum Subsidiary common stock. Each such warrant was revised to be exercisable for five shares of Platinum Subsidiary common stock at the same price as one common share of the Company.  For accounting purposes, the Merger has been accounted for as a recapitalization of the Company.  The Company’s historical financial statements have been adjusted to reflect that each outstanding share of the Company was exchanged for and became five shares of Platinum Subsidiary common stock.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7.  The Company is currently devoting all of its efforts to commercialization of its products and technologies.  Accordingly, no revenue has been realized to date.

The Company’s financial statements as at March 31, 2007 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company incurred a loss of $42,229 for the three-month period ended March 31, 2007 and has working capital of $477,597 at March 31, 2007.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the 2007 – 2008 fiscal periods.  However, if the Company is unable to realize revenue from the commercialization of its products or is unable to raise additional capital in the future, management expects that the Company will need to seek additional capital on less favorable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.         Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 and for the period from the date of inception on May 13, 2005 to March 31, 2007 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) relating to the preparation of financial statements for interim periods.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements.  These interim financial statements should be read in conjunction with the audited financial statements of the Company as at December 31, 2006.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, loans receivable, accounts payable and accrued liabilities, due to related parties and convertible promissory notes payable approximates their fair value because of the short maturity of these instruments.  Prior to April 2007, the Company’s operations were located in Canada, and virtually all of its assets and liabilities gave rise to significant exposure to market risks from changes in foreign currency rates (see Note 9).  The Company’s historical financial risk was the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at March 31, 2007, the Company had no items that represented a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on May 13, 2005 to March 31, 2007.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars.  The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the Company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits

Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2007. The Company is currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued.  Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

4.                          Loan Receivable

On January 17, 2007 the Company advanced $1,000,000 to Platinum Research Organization, L.P. (“Platinum LP”) pursuant to the terms of the Contribution Agreement (see Note 9).  The loan bears interest at 10% per annum, is secured by a second lien on all of the assets of Platinum LP, and is due and payable at July 31, 2007.

5.                          Capital Stock

Authorized

As of March 31, 2007, the Company’s total authorized capital was 400,000,000 common shares, with a par value of $0.001 per common share, and 100,000,000 preferred shares, with a par value of $0.001 per preferred share.

In contemplation of the completion of the Contribution Agreement (see Note 9), a total of 5,000,000 authorized preferred shares were designated as Series “A” Preferred Shares (the “Series A Preferred Shares”), which are convertible into common shares of the Company at a rate of five common shares for each Series A Preferred Share at any time by the holder or by the Company under certain conditions.

The terms of the Series A Preferred Shares entitle the holder to annual cumulative dividends of $0.09 per Series A Preferred Share, payable quarterly at the discretion of the Company’s Board of Directors.  The annual cumulative dividend will be reduced to $0.045 per Series A Preferred Share upon the Company entering into a commercial agreement(s) which will increase the Company’s aggregate revenues to $40,000,000 per annum and to an annual $0.018 per Series A Preferred Share upon the Company recording net revenues equal to or greater than $1,000,000 per quarter.

The Series A Preferred Shares have a maturity date of five years from the date of closing of the Contribution Agreement (see Note 9).

Issued and outstanding

As of March 31, 2007, the Company’s total issued and outstanding capital stock is 42,500,000 common shares.

On February 8, 2007, the Company issued 10,000,000 common shares valued at a price of $0.05 per share upon the exercise of previously outstanding share purchase warrants.  As of March 31, 2007, no share purchase warrants in this series remain outstanding.

On October 11, 2006, the Company incorporated Platinum Subsidiary in the state of Nevada.  Effective October 31, 2006, the Company merged with Platinum Subsidiary for the purpose of effecting a change of name to “Platinum Research Organization, Inc.” and a recapitalization of the Company’s capital stock. Pursuant to the Merger, each outstanding share of common stock of the Company was exchanged for and became five shares of Platinum Subsidiary common stock on the effective date of the Merger.  For accounting purposes, the Merger was accounted for as a recapitalization.  The Company’s historical financial statements have been adjusted to reflect that each outstanding share of the Company was exchanged for and became five shares of Platinum Subsidiary common stock.

On July 25, 2005, 22,500,000 common shares of the Company were issued for cash proceeds of $9,000.

On March 30, 2006, 10,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and one fifth of one purchase warrant share.  Each full purchase warrant share entitles the holder to purchase an additional five common shares of the Company at a price of $0.25 per common share expiring March 30, 2009.

Warrants

The following is a summary of warrant activities during the three-month period ended March 31, 2007:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at December 31, 2006	2,000,000	0.25

Granted	—	—
Exercised	(2,000,000)	0.25
Expired	—	—

Outstanding and exercisable at March 31, 2007	—	—

Weighted average fair value of warrants granted during the year		—

6.         Convertible Promissory Notes Payable

Balance at March 31, 2007	Balance at December 31, 2006
$	$

Issued in October 2006, the convertible promissory note bears interest at a rate equal to the lesser of 10% per annum and the maximum rate permitted under applicable federal and state laws on any unpaid principle balances, is unsecured, and is due and payable on or before the first anniversary of the date of issuance. The holder of the convertible promissory note has the right to convert any portion of the unpaid principle into Series A Preferred Shares of the Company at any time from the issue date on the basis of $0.90 of Series A Preferred Shares for each dollar of principle due and payable. The balance of $520,686 outstanding at March 31, 2007 consists of principal and unpaid accrued interest of $500,000 and $20,686 respectively.

520,686	508,356

Issued in November 2006, the convertible promissory note bears interest at a rate of 10% per annum and the maximum rate permitted under applicable federal and state laws on any unpaid principle balances, is unsecured, and is due and payable on or before the first anniversary of the date of issuance. The holder of the convertible promissory note has the right to convert any portion of the unpaid principal into Series A Preferred Shares of the Company at any time from the issue date on the basis of $0.90 of Series A Preferred Shares for each dollar of principal due and payable. The balance of $518,493 outstanding at March 31, 2007 consists of principal and unpaid accrued interest of $500,000 and $18,493 respectively.

518,493	506,165

1,039,179	1,014,521

Interest accrued and unpaid on the Convertible Promissory Notes is forgiven upon conversion of the Convertible Promissory Notes.  As at March 31, 2007, the Company has accrued $24,658 (December 31, 2006 - $14,521) in related interest.

The Convertible Promissory Notes automatically converted into Series A Preferred Shares of the Company on the terms stated above as of the date of the closing of the Contribution Agreement (see Note 9).

The total proceeds of $1,000,000 from the Convertible Promissory Notes were used to advance a bridge loan to Platinum LP as required under the Contribution Agreement (see Notes 9 and 10).

7.         Related Party Transactions

During the three-month period ended March 31, 2007, Cecelia Pineda, who was an officer, director and shareholder of the Company, made contributions to capital for management fees and rent of $5,100 (2006 - $5,100, cumulative - $25,500) and $900 (2006 - $900, cumulative - $4,500) respectively.  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

8.                          Income Taxes

The Company has losses carried forward for income tax purposes to March 31, 2007.  There are no current or deferred tax expenses for the period ended March 31, 2007 due to the Company’s loss position. The Company has not reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended March 31, 2007	For the three month period ended March 31, 2006
	$	$

Deferred tax asset attributable to:
Current operations	14,358	4,843
Contributions to capital by related party – expenses	(2,040)	(2,040)
Less: Change in valuation allowance	(12,318)	(2,803)

Net refundable amount	—	—

The composition of the Company’s deferred tax asset as at March 31, 2007 and December 31, 2006 is as follows:

	As at March 31, 2007	As at December 31, 2006 (Audited)
	$	$

Net operating loss carry forward	131,403	95,173

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	44,678	32,359
Less: Valuation allowance	(44,678)	(32,359)

Net deferred tax asset	—	—

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at March 31, 2007, the Company has an unused net operating loss carry forward balance of approximately $131,403 that is available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires in 2026 and 2027.

9.                          Commitments

On October 26, 2006, the Company entered into a contribution agreement (the “Contribution Agreement”) with Platinum LP, Lubrication Partners, joint venture (“GP Transferor”) and sole shareholder of Platinum IP Management, Inc., the general partner of Platinum LP (“PRO GP”), each holding a limited partnership interest in Platinum LP (each, a “Limited Partner” and collectively, the “PRO Transferors”) and John T. (Cork) Jaeger as the representative of all PRO Transferors (the “PRO Transferor Representative”), and Steve Drayton as the representative (the “Investor Representative”) of all certain individuals who invested in the Company (other than the PRO Transferors) (the “Investors”) in a private placement completed in conjunction with the Contribution Agreement.

Under the terms of the Contribution Agreement, GP Transferor contributed to the Company all of the capital stock of PRO GP, each Limited Partner shall contributed to the Company all of the outstanding limited partner partnership interests of Platinum LP, and the Investors contributed to the Company an aggregate minimum cash amount of $4,500,000.

In consideration the Company agreed to complete the following:

a)              Issue to the PRO Transferors 55,000,000 unregistered shares of common stock of the Company;

b)             Issue to the Investors 5,000,000 Series A Preferred Shares and issue to Investa Corporation and Ms. Pineda 2,500,000 share purchase warrants (the “Warrants”) on the closing date.  Each Warrant is to be exercisable for one common share of the Company at an exercise price of $0.26 per share for a three-year period from date of closing; and

c)            Enter into a bridge loan agreement (the “Loan Agreement”) with Platinum LP, pursuant to which the Company would loan Platinum LP $1,000,000 (the “Platinum LP Note”). The Platinum LP Note bears regular interest at an annual rate of 10% per annum, is due and payable six months from the date of issuance, and is secured by a second lien on all of the assets of Platinum LP. On January 17, 2007, the Company advanced $1,000,000 to Platinum LP under the terms of the Loan Agreement (see Note 4).

During the period, the Company entered into an amending agreement whereby the Company will assume certain general security obligations upon closing of the Contribution Agreement.

At the Company’s Special Meeting held on April 12, 2007, stockholders approved the completion of the proposed Contribution Agreement transaction (see Note 11).  The closing of the Contribution Agreement transaction became effective April 18, 2007.

10.                   Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on May 13, 2005 to March 31, 2007	For the three month period ended March 31, 2007	For the three month period ended March 31, 2006
	$	$	$

Cash paid during the period for interest	—	—	—
Cash paid during the period for income taxes	—	—	—

During the three-month period ended March 31, 2007, Ms. Pineda made contributions to capital for management fees and rent of $5,100 (2006 - $5,100, cumulative - $25,500) and $900 (2006 - $900, cumulative - $4,500) respectively (see Note 7).

During the three-month period ended March 31, 2007, the Company accrued unpaid interest expense of $24,658 (2006 - $0) related to convertible promissory notes payable (see Note 6).  The Company also recorded unpaid interest income of $20,000 (2006 - $0) related to the Loan Agreement with Platinum LP.

11.      Subsequent Events

As disclosed in the Company’s Current Reports on Form 8-K dated April 16, 2007, and April 19, 2007, the following events occurred subsequent to March 31, 2007:

a)         On April 12, 2007, the Company held its Special Meeting, at which the stockholders approved the proposed Contribution Agreement transaction with Platinum LP et al. (see Note 9).  The stockholders also approved the reincorporation merger of the Company with its wholly-owned subsidiary in order to redomicile the Company from Nevada into Delaware and to update the corporate charter documents of the Company. In addition, the stockholders voted to elect six new directors on the close of the Contribution Agreement – Messrs. Thomas G. Plaskett, Cork Jaeger, Allan McArtor, Arnold Burns, Ben DuPont and Mike McMillan.  Furthermore, the stockholders approved the adoption of the Platinum Research Organization, Inc. Stock Incentive Plan (the “Stock Incentive Plan”), which is an unfunded plan that provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights and restricted shares to employees, directors and consultants of the Company or an affiliate.

b)        On April 18, 2007, the Company completed its acquisition of Platinum LP pursuant to the Contribution Agreement, dated October 26, 2006, as amended (see Note 9).

c)         In connection with the consummation of the Contribution Agreement, the Company issued 2,000,000 investor warrants to Investa Corporation, an entity controlled by certain shareholders of the Company, and 500,000 investor warrants (collectively, the “Investor Warrants”) to Cecelia Pineda, the Company’s former CEO and sole director, in exchange for certain advisory services provided to the Company.  Each Investor Warrant is exercisable for one share of the Company at an exercise price of $0.26 per common share for a three-year period from the closing date of the issuance.

d)        On April 18, 2007, the Company appointed Michael D. Newman as Senior Vice President and Chief Financial Officer providing for an annual salary of $200,000. Mr. Newman will be eligible to receive an annual bonus in an amount up to 65% of his base salary, and will also be awarded non-qualified options to purchase shares of the Company’s common stock in an amount representing 1% of the Company’s fully-diluted shares of common stock.

e)         On April 18, 2007, the Company entered into a consulting agreement with The Fairmount Company (“Fairmount”) and Mr. Jaeger that provides for Fairmount to continue acting as a consultant to the Company and Mr. Jaeger to serve as a director and president and chief executive officer of the Company.  Mr. Jaeger is the President of Fairmount and controls the voting and disposition of the shares that are held by Fairmount.  The Company will make aggregate payments of $210,000 per annum in consideration for the services provided under the consulting agreement.  In addition, the consultants are eligible to receive an annual bonus in an amount up to 100% of the annual amounts of such payments, if the Company reaches certain financial milestones as established by the Board of Directors for each fiscal year, and Fairmount will receive certain stock options granted by the Company under its newly adopted stock incentive plan, in substitution of equity options that Fairmount previously held in Platinum LP.

f)           As noted in paragraph (a) above, in April 2007, the Company implemented the Stock Incentive Plan.  Prior to the closing of the Contribution Agreement, Platinum LP had maintained an equity incentive plan for its employees, directors and consultants.  Upon the closing of the Contribution Agreement, all of the outstanding options to purchase limited partnership interests (“Equity Options”) in Platinum LP were cancelled, and the persons who held those cancelled Equity Options (the “LP Optionees”) have no continuing rights with respect to those options.  The Contribution Agreement provides that the Company will issue to the LP Optionees, in substitution of the cancelled Equity Options, nonstatutory stock options to purchase shares of Common Stock of the Company (the “Substituted Options”) under the Stock Incentive Plan.  The Substituted Options will contain terms identical to the cancelled Equity Options, except to the extent such terms would not apply under the Stock Incentive Plan.

The exercise price of the Substituted Options and the number of Substituted Options to be issued to the LP Optionees will be based upon the relative value of the Equity Options to the Substituted Options at the time of the closing.  Each LP Optionee will have the right, upon payment of the aggregate exercise price that would have been payable for all of its Equity Options, to receive a number of shares of Common Stock that the optionee would have received in exchange for the percentage interest in Platinum LP that the optionee could have acquired upon exercise of those Equity Options, on a fully diluted basis.  The vesting schedule for each of the Substituted Options will be the same as the schedule for the Equity Options that it is replacing, and the Substituted Options will take into account vesting that occurred under the Equity Options.  Under all circumstances, the exercise price of the Substituted Options and the number of Substituted Options to be issued to the LP Optionees will be determined, and may be adjusted, in accordance with applicable Treasury Regulations and the Internal Revenue Code of 1986, as amended.

g)        During April 2007, the Company implemented an Annual Incentive Bonus Plan for Company officers.  Target bonus amounts are calculated as a percentage of each officer’s annual base salary. Annual bonus payments per the plan are based on the achievement of certain company operational milestones as determined by the Company’s Board of Directors and Compensation Committee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Formation and Historical Information

The Company was incorporated in the State of Nevada on May 13, 2005, under the name “Northtech Corporation”.  The Company was originally formed to develop, expand and market two web-based database programs - one for small business and the second for community sports teams or groups.  The Company completed an initial public offering to further this business in March of 2006.  Efforts to implement this business plan were pursued but ultimately stalled when the viability of the beta product created and of the business as a public company came into question.  Ultimately, we abandoned our web-based software development business.

A number of other business opportunities were presented to the Company in the fall of 2006.  Management reviewed these various opportunities, and on October 26, 2006, we entered into a contribution agreement with Platinum Research Organization L.P., a limited partnership (“Platinum LP”), Lubrication Partners, joint venture (“GP Transferor”) and sole shareholder of Platinum IP Management, Inc., the general partner of Platinum LP (“PRO GP”), each holding a limited partnership interest in Platinum LP (each, a “Limited Partner” and collectively, the “PRO Transferors”) and John T. (Cork) Jaeger as the representative of all PRO Transferors (the “PRO Transferor Representative”), and Steve Drayton as the representative (the “Investor Representative”) of certain individual private placement investors in the Company (other than the PRO Transferors) (the “Investors”), (the “Contribution Agreement”).

The Company changed its name to “Platinum Research Organization, Inc.” on October 31, 2006 when it merged with its wholly-owned subsidiary Platinum Research Organization, Inc.  (“NV Sub”) who became the surviving corporation.  The Company completed a 5-for-1 forward split of its issued and outstanding share capital in connection with its merger with NV Sub.  On April 13, 2007, the Company completed a merger with its wholly-owned subsidiary Delaware Platinum Research Organization, Inc. (“DE Sub”) to reincorporate the Company in Delaware.  The name of the surviving Company became “Platinum Research Organization, Inc.”   The Articles and Bylaws of DE Sub became the Articles and Bylaws of the Company. Under the terms of the Contribution Agreement we acquired Platinum Research Organization L.P. and it became a wholly-owned subsidiary of the Company effective April 18, 2007.

Plan of Operation

On April 18, 2007, we closed the Contribution Agreement which resulted in our acquisition of Platinum LP and the appointment of a new slate of directors.  Under the terms of the Contribution Agreement:

•                  GP Transferor  contributed all of the capital stock of PRO GP (the “PRO GP Capital Stock”), free and clear of all liens to the Company;

•                  each Limited Partner contributed all of the outstanding limited partner partnership interests of Platinum LP (collectively, the “Partnership Interests”) held by such Limited Partner, free and clear of all Liens to the Company; and

•                  the Investors contributed $4,500,000 in new capital by way of private placement to the Company.  This private placement included the conversion of the convertible promissory notes totaling $1,000,000 held by two Investors.

In return, the Company issued the aggregate total of:

•                  55,000,000 unregistered shares of  its common stock to GP Transferor for the Pro GP Capital Stock for the Partnership Interests;

•                  5,000,000 unregistered shares of Series “A” Preferred Stock to the Investors; and

•                  2,500,000 Common Stock share purchase warrants to Investa Capital Partners Corporation and Ms. Cecelia Pineda.

Concurrent with the closing of the Contribution Agreement, Ms. Cecelia Pineda returned to treasury 22,500,000 shares of common stock of the Company held in her name.

As a result of the foregoing transactions, the Pro Transferors now own 73.33% of the issued and outstanding shares of common stock of the Company on a non-diluted basis and 53.66% of the Company’s common stock on a fully diluted basis.

As a result of our acquisition of Platinum LP, the Company’s new business focus is the design, development and commercialization of patented high-performance lubricants and coatings.  The Company’s products will be marketed under the trade name TechroBond™ for automotive, aviation, industrial and consumer aftermarkets.  TechroBondTM is one of a series of product applications Platinum LP developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and anti-corrosion capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and anti-corrosion capabilities when measured in bench laboratory tests at the University of Texas at Arlington, and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to penetrate several large, global markets for lubricants should the Company be successful in bringing its products that rely upon this new technology to market.

The Company intends to develop three primary product lines within the lubricant additive industry, including greases, industrial oils and engine oils, as well as to develop specialty coatings. A more detailed description of the new business of the Company, associated risk factors, and financial statements of Platinum Research Organization, L.P. are in the Definitive Schedule 14A Proxy Statement filed with the SEC on April 2, 2007.

Liquidity and Capital Resources

As of March 31, 2007, the Company had total cash on hand of $510,429 and a loan receivable of $1,020,000. The Company also had $1,052,832 in liabilities, of which $1,039,179 is owed to convertible debenture holders, and $13,653 is owed for accounts payable and accrued liabilities.

Cash flows used in operating activities for the three months ended March 31, 2007 were $ 34,319 compared to $5,904 used in operating activities for the same period in 2006.

Net cash provided by financing activities was $500,000 for the first three months of 2007, consisting primarily of the exercise of all outstanding warrants into common stock of $500,000.  This activity was offset by the grant of a $1,000,000 loan by the Company to Platinum LP during this same period.

On April 18, 2007, immediately following the closing of the Contribution Agreement, the Company had approximately $5.6 million in cash and cash equivalents, of which $1.5 million was considered restricted cash.  Management believes that the Company’s capital resources are adequate to continue operating and maintaining its current business strategy during the next twelve to eighteen months.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since the filing of our initial registration statement on Form SB-2 in January 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, “Summary of Significant Accounting Policies and Significant Judgments and Estimates” in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with any party.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change during the quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are furnished as part of this Form 10-QSB:

Exhibit Number	Exhibit Title

2.1	Contribution Agreement(1)

2.2	Amendment to Contribution Agreement dated December 26, 2006(2)

2.3	Amendment to Contribution Agreement dated February 28, 2007 (3)

4.8	Bridge Loan Agreement(2)

4.9	Platinum LP Promissory Note(2)

4.10	Security Agreement(2)

4.11	Subordination Agreement(2)

4.12	Omnibus Amending Agreement(2)

10.1	Consulting Agreement, dated April 14, 2007, between Platinum Research Organization, Inc., The Fairmount Company and John T. Jaeger, Jr.

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Notes:

(1)       Included in Form 8-K/A filed on November 3, 2006.

(2)       Included in Form 8-K filed on January 11, 2007.

(3)       Included in Form 8-K filed on March 5, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM RESEARCH ORGANIZATION, INC.

Date: May 21, 2007		/s/ John T. Jaeger, Jr.
	By:	John T. Jaeger, Jr.
President, Chief Executive Officer, and member of the
Board of Directors

Date: May 21, 2007		/s/ Michael D. Newman
	By:	Michael D. Newman
Chief Financial Officer and Senior Vice-President