Form 10QSB
period 2007-06-30
Platinum Research Organization, Inc.
filed 2007-08-14
CIK 1330340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 000-52029

PLATINUM RESEARCH ORGANIZATION, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-2842514
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2777 Stemmons Freeway, Suite 1440, Dallas Texas	75207
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number:                (214) 849-9800

2828 Routh Street, 5th Floor, Dallas, Texas 75201

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
75,000,000 shares of common stock issued and outstanding as of August 10, 2007

Transitional Small Business Disclosure Format (Check one):	Yes ☐ No ☒

NOTE CONCERNING FORWARD-LOOKING INFORMATION

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “believe,” “management believes” and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Platinum Research Organization, Inc.

(A Development Stage Company)

Balance Sheet

U.S. Dollars

(Unaudited)

	June 30, 2007	December 31, 2006
Assets

Current Assets
Cash – unrestricted	$3,517,377	$211,778
Cash-Restricted	1,565,667	1,527,389
Total Cash	5,083,044	1,739,167
Accounts Receivable	3,745	3,301
Total Current Assets	5,086,789	1,742,468

Property, Plant and Equipment - net of accumulated depreciation	3,628	1,402

Other Assets
Loan Issuance Costs - Net of accumulated amortization	241,908	327,254
Intellectual Property - Net of accumulated amortization	3,557,371	3,698,207
Intellectual Property - non amortizable	172,322	133,490
Total Other Assets	3,971,601	4,158,951

Total Assets	$9,062,018	$5,902,821

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$270,357	$134,187
Accrued Interest	70,000	70,000
Preferred Dividend Payable	93,699	—
Total Current Liabilities	434,056	204,187

Long Term Debt	6,000,000	6,000,000

Shareholders’ Equity	2,627,962	(301,366)

Total Liabilities and Shareholders’ Equity	$9,062,018	$5,902,821

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc.

(A Development Stage Company)

Statements of Operations

U.S. Dollars

(Unaudited)

	Three Months Ended		Incr/	Six Months Ended		Incr/	For the Period From Date of Inception
	6/30/07	6/30/06	(Decr)	6/30/07	6/30/06	(Decr)	to 6/30/07

Sales	—	—	—	—	—	—	—

Cost of Goods Sold	—	—	—	—	—	—	—

Gross Profit	—	—	—	—	—	—	—

Selling General and Administrative Expenses

Salaries	152,754	73,132	79,622	275,044	145,553	129,491	1,071,515
Travel	40,081	35,116	4,965	69,240	50,604	18,636	292,905
Product Evaluation / Technical Support	56,558	31,375	25,183	108,976	72,750	36,226	496,902
Outside Legal and Professional Fees	395,494	72,745	322,749	526,121	144,295	381,826	1,456,086
Contribution Agreement Related Costs	200,317	—	200,317	339,783	—	339,783	339,783
Insurance	61,438	16,695	44,743	78,036	25,595	52,441	246,066
Rent	14,306	6,503	7,803	23,283	10,839	12,444	95,708
Other	22,560	9,885	12,675	36,320	13,693	22,627	128,103
Total SG&A	943,508	245,451	698,057	1,456,803	463,329	993,474	4,127,068

Depreciation and Amortization	122,880	121,828	1,052	245,355	243,440	1,915	1,456,409

Other Income	59,944	35,493	24,451	88,030	71,793	16,237	354,572
Interest Expense	234,794	210,000	24,794	444,794	420,000	24,794	2,670,528

Net Loss Before Taxes	(1,241,238)	(541,786)	(699,452)	(2,058,922)	(1,054,976)	(1,003,946)	(7,899,433)

Income Tax - Current	—	—	—	—	—	—	—
Income Tax - Deferred	—	—	—	—	—	—	—

Net Loss	(1,241,238)	(541,786)	(699,452)	(2,058,922)	(1,054,976)	(1,003,946)	(7,899,433)

Loss per Common Share - Basic	$(0.02)	$(0.02)	$(0.00)	$(0.04)	$(0.04)	$(0.00)	$(0.27)

Weighted Average Number of Shares used in per share calculations - Basic	68,571,429	22,609,890	45,961,539	55,483,425	27,582,873	27,900,552	29,721,503

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc.

(A Development Stage Company)

Statements of Cash Flows

U.S. Dollars

(Unaudited)

	Six-Month Period Ended		Inception to
	6/30/2007	6/30/2006	6/30/2007

Cash Flow From Operating Activities
Net Loss for the Period	$(2,058,922)	$(1,054,976)	$(7,899,433)
Items not requiring Cash
Depreciation and Amortization	245,355	243,440	1,456,409
Option Expense	81,412	—	81,412
Changes in Assets and Liabilities
(Increase) / Decrease in Receivables	94	(94)	(3,207)
Increase / (Decrease) in Payables	136,170	(4,297)	270,357
Increase / (Decrease) in Accrued Interest	—	—	1,167,681
Net Cash Used in Operating Activities	(1,595,891)	(815,927)	(4,926,781)

Cash Flow From Investing Activities
Purchases of Property, Plant and Equipment	(2,652)	(715)	(5,625)
Investment in Intellectual Property	(57,580)	(22,984)	(304,209)
Net Cash Used in Investing Activities	(60,232)	(23,699)	(309,834)

Cash Flow From Financing Activities
Net Proceeds—Long Term Debt	—	—	5,550,000
Preferred Shares Issued for Cash	4,500,000	—	4,500,000
Funds Received From Previously Controlled Entity	500,000	—	500,000
Loan Costs/Other	—	—	(230,341)
Net Cash Generated From Financing Activities	5,000,000	—	10,319,659

Increase (decrease) in cash and cash equivalents	3,343,877	(839,626)	5,083,044

Cash and Cash Equivalents Beginning of Period	1,739,167	3,553,211	—

Cash and Cash Equivalents End of Period	$5,083,044	$2,713,585	$5,083,044

Supplemental Disclosures:

Cash Paid During the Period for:
Interest	$444,794	$420,000	$2,124,794
Income Tax	—	—	—

Non—Cash Items
Purchase of Intellectual Property Through the Assumption of Debt	—	—	$4,475,789
Partners Capital Contribution Resulting from the Forgiveness of Debt	—	—	$5,536,597
Loan Costs Netted Against Proceeds of Loan	—	—	$450,000
Preferred Dividends	$93,700	—	$93,700

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc.

(A Development Stage Company)

Statement of Changes in Shareholders Equity

U.S. Dollars

(Unaudited)

	Number Common Shares Issued	Number Preferred Shares Issued	Number of Warrants Issued	Capital Stock $	Preferred Stock $	Paid in Capital and Distributions $	Subscrip- tions Payable $	Warrants $	Deficit Accumulated $	Shareholders Equity $
Balance at April 28, 2004 – Date of Inception
Forgiveness of Debt (Note 11)						5,536,597				5,536,597
Capital Contributions						4,484				4,484
Distributions						(145)				(145)
Net Loss									(1,347,794)	(1,347,794)
Balance at December 31, 2004						5,540,936			(1,347,794)	4,193,142
Capital Contributions						1,938				1,938
Distributions						(4,740)				(4,740)
Net Loss									(2,147,610)	(2,147,610)
Balance at December 31, 2005						5,538,134			(3,495,404)	2,042,730
Capital Contributions						1,086				1,086
Distributions						(75)				(75)
Earnings Charge for options expense (Note 5)
Net Loss for period									(2,345,107)	(2,345,107)
Balance at December 31, 2006						5,539,145			(5,840,511)	(301,366)
Capital Contributions						268				268
Earnings Charge for options expense (Note 5)						36,359				36,359
Net Loss for period									(817,684)	(817,684)
Balance at March 31,2007						5,575,772			(6,658,195)	(1,082,423)
Capital contributions cash						269				269
Shares Issued to PRO Transferors (Note 5)	55,000,000			55,000		(55,000)
Preferred Equity raised (Note 5)		5,000,000			4,500	4,495,500				4,500,000
Warrants Issued to Investa/Pineda (Note 5)			2,500,000
Earnings charge for options expense (Note 6)						45,053				45,053
Preferred dividends payable (Note 5)							(93,700)			(93,700)
Net Loss for Period									(1,241,238)	(1,241,238)
Equity of PRO Inc. at 3/31/2007	42,500,000			42,500		435,097				477,597
Change in PRO Inc. Equity 3/31-4/18/2007 (Note 5)	(22,500,000)			(22,500)		44,904				22,404
Equity of PRO Inc. time of contribution agreement (Note 1)	20,000,000			20,000		480,001				500,001
Balance at June 30,2007	75,000,000	5,000,000	2,500,000	75,000	4,500	10,541,595	(93,700)		(7,899,433)	2,627,962

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2007

1.                          Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on May 13, 2005, under the name “NorthTech Corporation.” The Company was originally formed to develop, expand and market two web-based database programs for small business and community sports.  The Company completed its initial public offering in March 2006, and subsequently abandoned its software development business.  On April 13, 2007, the Company completed a merger with its wholly-owned subsidiary Platinum Research Organization, Inc. to reincorporate the Company in Delaware, and the name of the surviving Company became “Platinum Research Organization, Inc.”  We acquired Platinum Research Organization, L.P., a Texas limited partnership (“Platinum LP”), pursuant to a Contribution Agreement we entered into on October 26, 2006, and Platinum LP became a wholly-owned subsidiary of the Company effective April 18, 2007 (Note 7).  The Company no longer pursues software development, and the sole focus of our business is the development, manufacture and marketing of high-performance lubricants and coatings products.

On October 11, 2006 the Company incorporated a wholly-owned subsidiary Platinum Research Organization, Inc. (“Platinum Subsidiary”) in the state of Nevada.  Effective October 31, 2006, the Company merged with Platinum Subsidiary for the purpose of effecting a change of the Company’s name to “Platinum Research Organization, Inc.” and a recapitalization of the Company’s capital stock. Pursuant to an agreement and plan of merger dated October 18, 2006 (the “Merger”), each outstanding share of the Company was exchanged for and became five shares of Platinum Subsidiary common stock on the effective date of the Merger. Platinum Subsidiary assumed the outstanding warrants of the Company, which were exercisable for shares of Platinum Subsidiary common stock. Each such warrant was exercisable for five shares of Platinum Subsidiary common stock at the same price as one common share of the Company.

We acquired Platinum LP effective April 18, 2007.  The transaction has been accounted for as a reverse acquisition application of the purchase method of accounting by the Company (formerly known as NorthTech), with Platinum LP treated as the accounting acquirer.  Accordingly, the assets and liabilities of the Company (formerly known as NorthTech) will be recorded at their respective historical costs, and added to those of Platinum LP, and the reported results of operations of the Company will reflect historical results of operations of Platinum LP.

On April 18, 2007, we closed the Contribution Agreement, which resulted in our acquisition of Platinum LP and the appointment of a new slate of directors.  As a result of our acquisition of Platinum LP, the Company’s new business focus is the design, development and commercialization of patented high-performance lubricants and coatings.  The Company’s products will be marketed under the trade name TechroBond™ for automotive, aviation, industrial and consumer aftermarkets.   TechroBondTM is one of a series of product applications Platinum LP developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and anti-corrosion capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and anti-corrosion capabilities when measured in bench laboratory tests at the University of Texas at Arlington, and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to penetrate several large, global markets for lubricants should the Company be successful in bringing its products that rely upon this new technology to market.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7.  The Company is currently devoting all of its present efforts to commercialization of its products and technologies.  Accordingly, no revenue has been realized to date.

The Company’s financial statements as at June 30, 2007 and for the three- and six-month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company incurred a loss of $2,058,922 for the six-month period ended June 30, 2007 and had cash of $5,083,044 at June 30, 2007.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the next twelve months.  However, if the Company is unable to realize revenue from the commercialization of its products or is unable to raise additional capital in the future, management expects that the Company will need to seek additional capital on less favorable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.                          Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of June 30, 2007, and for the three- and six-month periods ended June 30, 2007 and 2006 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) relating to the preparation of financial statements for interim periods.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements.  These interim financial statements should be read in conjunction with the audited financial statements of the Company as at December 31, 2006, as contained in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 23, 2007.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, loans receivable, accounts payable and accrued liabilities, amounts due to related parties and convertible promissory notes payable approximates their fair value because of the short maturity of these instruments.  Prior to April 2007, the Company’s operations were located in Canada, and virtually all of its assets and liabilities gave rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.  As of June 30, 2007 and June 30, 2006, the net deferred tax asset has been offset by a valuation allowance.

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of June 30, 2007, the Company had no items that represented a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of incorporation on May 13, 2005 to June 30, 2007.

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

In July 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition provisions.  The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period.  Management is currently evaluating FIN 48.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

3.                          Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.                          Long Term Debt

As of June 30, 2007, the Company had $6,000,000 in long term debt due under a note with the Seattle City Employee’s Retirement System (“SCERS”).  The principal amount outstanding under this note bears interest at a fixed rate equal to 14% per annum, which will increase to 19% per annum following any event of default under the note.  Accrued interest on the outstanding principal is payable on a quarterly basis, and all outstanding principal and interest is due and payable on February 28, 2011.  As additional consideration for making the loan, SCERS will receive quarterly participation payments at the end of each fiscal quarter that are equal to the greater of (i) 5% of the Company’s gross revenues on a consolidated basis, or (ii) 20% of the Company’s consolidated net income, for such quarter.  The participation payments will continue until SCERS is paid all of the principal and accrued interest under the note, plus an aggregate $6.0 million in participation payments.  SCERS has received no participation payments through the quarter ended June 30, 2007.  The note is secured by all of the assets of the Company.

5.                          Capital Stock

Authorized

As of June 30, 2007, the Company’s total authorized capital was 400,000,000 common shares, with a par value of $0.001 per common share, and 100,000,000 preferred shares, with a par value of $0.001 per preferred share.

In contemplation of the completion of the Contribution Agreement (see Note 7), a total of 5,000,000 authorized preferred shares were designated as Series “A” Preferred Stock (the “Series A Preferred Stock”), which are convertible into common shares of the Company at a rate of five common shares for each share of Series A Preferred Stock at any time by the holder or by the Company under certain conditions.  The Series A Preferred Stock is also subject to mandatory conversion on the last day of any period of twenty consecutive trading days ending on or after the sale of the underlying shares of common stock are registered with the Securities and Exchange Commission in which the volume weighted average of the daily market price of the Company’s common stock equals or exceeds 200% of the adjusted conversion price of the Series A Preferred Stock.

The terms of the Series A Preferred Stock entitle the holder to annual cumulative dividends of $0.09 per share, payable quarterly at the discretion of the Company’s Board of Directors.  The annual cumulative dividend will be reduced to $0.045 per share upon the Company entering into a commercial agreement(s) that increases the Company’s aggregate revenues to $40,000,000 per annum and to an annual $0.018 per share upon the Company recording net revenues equal to or greater than $1,000,000 per quarter.

The Series A Preferred Stock has a maturity date of five years from the date of closing of the Contribution Agreement (see Note7).

Issued and outstanding

Under the terms of the Contribution Agreement (Note 7), on April 18, 2007, the Company:

a)              issued to the Pro Transferors 55,000,000 unregistered shares of Company common stock;

b)             issued to the Investors 5,000,000 shares of Series A Preferred Stock;

c)              issue to Investa Corporation and Ms. Pineda 2,500,000 warrants to purchase shares of common stock at a price of $0.26 per share; and

d)             cancelled 22,500,000 shares of Company common stock held by Ms. Pineda.

As of June 30, 2007, the Company’s total issued and outstanding capital stock consisted of 75,000,000 common shares, 5,000,000 shares of Series A Preferred Stock and warrants to acquire 2,500,000 common shares.

On February 8, 2007, the Company issued 10,000,000 common shares valued at a price of $0.05 per share upon the exercise of previously outstanding share purchase warrants.  As of June 30, 2007, no share purchase warrants in this series were outstanding.

On October 11, 2006 the Company incorporated Platinum Subsidiary in the state of Nevada.  Effective October 31, 2006, the Company merged with Platinum Subsidiary for the purpose of effecting a change of name to “Platinum Research Organization, Inc.” and a recapitalization of the Company’s capital stock. Pursuant to the Merger, each outstanding share of common stock of the Company was exchanged for and became five shares of Platinum Subsidiary common stock on the effective date of the Merger.  For accounting purposes, the Merger was accounted for as a recapitalization.

On March 30, 2006, 10,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and one fifth of one purchase warrant share.  Each full purchase warrant share entitles the holder to purchase an additional five common shares of the Company at a price of $0.25 per common share expiring March 30, 2009.

Warrants

The following is a summary of warrant activities during the six-month period ended June 30, 2007:

	Number of warrants	Weighted average exercise price

Outstanding and exercisable at December 31, 2006	2,000,000	$0.25

Exercised	(2,000,000)	$0.25

Outstanding and exercisable at March 31, 2007	—	—

Granted	2,500,000	$0.26

Outstanding and exercisable at June 30, 2007	2,500,000	$0.26

6.                          Equity

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment” under the modified prospective method described therein.  Compensation expense recognized in the three- and six-month periods ended June 30, 2006 and 2007 includes compensation expense for all stock-based payments granted, modified or vested since adoption of SFAS No. 123R based on the grant date fair value.  Stock-based compensation expense recognized in the three- and six-month periods ended June 30, 2007 was included in Selling, General and Administrative Expenses and totaled $45,053 and $81,412, respectively.  No stock-based compensation was recognized in the three- and six-month periods ended June 30, 2006.

Prior to the consummation of the transactions contemplated by the Contribution Agreement (see Note 7), Platinum LP had issued to key executive officers and consultants, options to acquire up to 18.685% of limited partner partnership interests in Platinum LP.  Following the completion of the transactions contemplated in the Contribution Agreement (see Note 7), the Company issued options to acquire 23,292,184 shares of common stock to holders of the Platinum LP options, in substitution for, and following the cancellation of, the Platinum LP options.  The substitution of the Company options for the Platinum LP options complied with Sections 409A and 424 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations proposed and issued thereunder.  Accordingly, and in addition to the satisfaction of other requirements under these provisions, the ratio of the exercise price to the fair market value of the shares subject to the Company options issued in substitution of the Platinum LP options immediately following the consummation of the transactions contemplated by the Contribution Agreement was not greater than the ratio of the exercise price to the fair market value of the canceled Platinum LP options immediately prior to the transaction.  Additionally, the excess of the fair market value of the Company options issued in substitution of the Platinum LP options over their respective strike prices did not exceed the fair market value of the Platinum options over their respective strike prices.  The fair market value of the Platinum LP options was established by an independent appraisal completed in August 2007.

7.                          Contribution Agreement

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

Under the terms of the Contribution Agreement, GP Transferor contributed to the Company all of the capital stock of PRO GP, each Limited Partner contributed to the Company all of the outstanding limited partner partnership interests of Platinum LP, and the Investors contributed to the Company an aggregate minimum cash amount of $4,500,000.

In consideration the Company completed the following:

a)              Issued to the PRO Transferors 55,000,000 unregistered shares of common stock of the Company;

b)             Issued to the Investors 5,000,000 shares Series A Preferred Stock and 2,500,000 share purchase warrants (the “Warrants”). The Warrants will be issued to the Investors on the closing date.  Each Warrant is to be exercisable for one common share of the Company at an exercise price of $0.26 per share for a three-year period from date of closing; and

c)              Entered into a bridge loan agreement (the “Loan Agreement”) with Platinum LP, pursuant to which the Company loaned Platinum LP $1,000,000 (the “Platinum LP Note”). The Platinum LP Note bore regular interest at an annual rate of 10% per annum, was due and payable six months from the date of issuance, and was secured by a second lien on all of the assets of Platinum LP. On January 17, 2007, the Company advanced $1,000,000 to Platinum LP under the terms of the Loan Agreement.  The Loan Agreement was satisfied on the April 18, 2007 closing date upon the conversion of the promissory note evidencing the loan into shares of Series A Preferred Stock.

During the period, the Company entered into an amending agreement whereby the Company will assume certain general security obligations upon closing of the Contribution Agreement.

At the Company’s Special Meeting held on April 12, 2007, stockholders approved the completion of the proposed Contribution Agreement transaction with Platinum Research Organization, L.P. et al.  The closing of the Contribution Agreement transaction became effective April 18, 2007.

8.                          Commitments

On June 20, 2007, the Company signed a five-year lease for new office space at a rate of approximately $60,000 per year, effective August 15, 2007 (see Note 9).  The Company had previously leased office space from EFO Holdings, a related party to Lubrication Partners, L.P. and Lubrication Joint Venture, our two largest stockholders.

9.                          Subsequent Events

On July 3, 2007, the Company entered into a one year, $60,000 standby letter of credit agreement with Crescent Real Estate Funding VIII LP as a condition of an office lease, also with Crescent Real Estate Funding VIII LP, entered into on June 20, 2007.

On August 3, 2007, the independent members of the Company’s Board of Directors met and approved a proposal to cancel all of the outstanding employee stock options held by the Company’s Chief Financial Officer, Michael D. Newman, which were granted on April 18, 2007 at an exercise price of $1.35, and reissue 3,116,428 options at an exercise price of $0.78, which was the closing per share market price of the common stock on August 3, 2007.

10.                   Earnings Per Share

Basic earnings per share are computed by dividing net earnings less dividends on Series A Preferred Stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similarly to basic earnings per share, except the denominator is increased by including the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. This calculation is not done for periods in a loss position as this would be antidilutive.

	Three Months Ended		Six Months Ended		For the Period from Date of
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	Inception to 6/30/07
Numerator
Net Income (Loss)	(1,241,238)	(541,786)	(2,058,922)	(1,054,976)	(7,899,433)
Dividends Declared on Preferred Stock	(93,699)	—	(93,699)	—	—
Net Loss Attributable to Common Shareholders	(1,334,937)	(541,786)	(2,152,621)	(1,054,976)	(7,899,433)

Denominator
Basic Weighted Average Shares Outstanding	68,571,429	22,609,890	55,483,425	27,582,873	29,721,503

Basic Earnings per Share	(0.02)	(0.02)	(0.04)	(0.04)	(0.27)

11.                   Debt Forgiveness

In April 2004, $5,536,597 of debt owed by Platinum LP to Lubrication Partners JV was forgiven in exchange for 100% equity interest in Platinum LP.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct.

Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of our latest Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company was incorporated in the State of Nevada on May 13, 2005, under the name “NorthTech Corporation.” The Company was originally formed to develop, expand and market two web-based database programs for small business and community sports.  The Company completed its initial public offering in March 2006, and subsequently abandoned its software development business.  On April 13, 2007, the Company completed a merger with its wholly-owned subsidiary Platinum Research Organization, Inc. to reincorporate the Company in Delaware, and the name of the surviving Company became “Platinum Research Organization, Inc.”  We acquired Platinum LP, pursuant to a Contribution Agreement we entered into on October 26, 2006, and it became a wholly-owned subsidiary of the Company effective April 18, 2007.  The Company no longer pursues software development, and the sole focus of our business is the development, manufacture and marketing of high-performance lubricants and coatings products.

On April 18, 2007, we closed the Contribution Agreement, which resulted in our acquisition of Platinum LP and the appointment of a new slate of directors.  As a result of our acquisition of Platinum LP, the Company’s new business focus is the design, development and commercialization of patented high-performance lubricants and coatings.  The Company’s products will be marketed under the trade name TechroBond™ for automotive, aviation, industrial and consumer aftermarkets.   TechroBondTM is one of a series of product applications Platinum LP developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and anti-corrosion capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and anti-corrosion capabilities when measured in bench laboratory tests at the University of Texas at Arlington, and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to penetrate several large, global markets for lubricants should the Company be successful in bringing its products that rely upon this new technology to market.

The Company’s intellectual property, including its patents, licenses and trademarks, is an important component of its business.  The Company actively protects its inventions, new technologies and product developments by filing patent applications or maintaining trade secrets.  The Company’s research and development efforts have resulted in proprietary formulations and processes protected by four U.S. patents, five U.S. patent applications, three continuation-in-part applications and several trade secrets.  The Company has filed these patents or patent applications in key jurisdictions in the international market, and the U.S. patent applications are protected under PCT filings.  These proprietary formulations and processes use specific chemical compounds that can act as a catalyst, a reactant or both to provide surface and substrate modification in both liquid and solid lubricants to wear surfaces such as iron, steel and aluminum.

The Company intends to develop three primary product lines within the lubricant additive industry, including greases, industrial oils and engine oils, as well as to develop specialty coatings. A more detailed description of the new business of the Company, associated risk factors, and historical financial statements of Platinum LP are in the Definitive Schedule 14A Proxy Statement filed with the SEC on April 2, 2007.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

Net Sales and Gross Profit.  Net sales and gross profit for both the three-month period ended June 30, 2007 and the three-month period ended June 30, 2006 was $0.  The Company is a development stage company and continues to focus its efforts on the marketing and commercialization of the Company’s products and technologies, the registration of its products with the Environmental Protection Agency (the “EPA”), in Europe, Japan and the Far East and on further developing its relationships with key business partners in the Engine Oil, Grease, Industrial Oil and Coatings markets.

Selling, General and Administrative Expenses.  The Company’s total SG&A expenses for the three-month period ended June 30, 2007 were $943,508, an increase of $698,057 over total SG&A expenses of $245,451 for the three-month period ended June 30, 2006. Total SG&A expenses are composed of outside legal and professional fees, salaries, insurance costs, product evaluation and technical support and other SG&A expenses.

The Company’s outside legal and professional fees for the three-month period ended June 30, 2007 were $395,494, an increase of $322,749 over outside legal and professional fees of $72,745 for the three-month period ended June 30, 2006.  This increase was due to legal and professional costs incurred in connection with the Company’s issuance of the Series A Convertible Preferred Stock and the issuance of warrants to acquire 2,500,000 shares of common stock; increased public company compliance costs; recruitment costs associated with hiring a new Chief Financial Officer; and increased product and technology consultancy costs.

The Company incurred $200,317 in costs related to the Contribution Agreement for the three-month period ended June 30, 2007.  No such costs were incurred during the same period in 2006.  These costs consisted of outside legal, accounting and audit work related to the Contribution Agreement and related transactions.

The Company’s salaries expense for the three-month period ended June 30, 2007 was $152,754, an increase of $79,622 over salaries expense of $73,132 for the three-month period ended June 30, 2006.  This increase was primarily due to non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R, the addition of a new Chief Financial Officer following consummation of the Contribution Agreement and the execution of a new employment contract for the Company’s Chief Executive Officer.

The Company’s insurance costs for the three-month period ended June 30, 2007 were $61,438, an increase of $44,743 over insurance costs of $16,695 for the three-month period ended June 30, 2006.  This increase was principally due to the purchase of a new Directors and Officers Liability Policy.

Product evaluation and technical support expenses for the three-month period ended June 30, 2007 were $56,558, an increase of $25,183 over product evaluation and technical support expenses of $31,375 for the three-month period ended June 30, 2006.  This increase was due to an increase in scope of the testing and research efforts conducted at the University of Texas - Arlington related to the Company’s products and technologies.

Other SG&A expenses for the three-month period ended June 30, 2007 were $22,560, an increase of $12,675 over other SG&A expenses of $9,885 for the three-month period ended June 30, 2006.  This increase was due mainly to increased office support costs.

Depreciation and Amortization.  Depreciation for the three-month period ended June 30, 2007 was $122,880, an increase of $1,052 over depreciation of $121,828 for the three-month period ended June 30, 2006 and relates principally to the amortization of loan issuance costs for debt with the City of Seattle.

Interest Expense.  Interest expense for the three-month period ended June 30, 2007 was $234,794, an increase of $24,794 over interest expense of $210,000 for the three-month period ended June 30, 2006, due to additional interest on $1,000,000 in convertible promissory notes.

Other Income.  Other income for the three-month period ended June 30, 2007 was $59,544, an increase of $24,451 over other income of $35,493 for the three-month period ended June 30, 2006.  This increase was due primarily to interest income from increased cash on hand as a result of equity raised through the Company’s issuance of the Series A Preferred Stock and the issuance of warrants to acquire 2,500,000 shares of common stock April 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales and Gross Profit.  Net sales and gross profit for both the six-month period ending June 30, 2007 and the six-month period ending June 30, 2006 was $0.  The Company continues to focus its efforts on the marketing and commercialization of the Company’s products and technologies, the registration of its products with the EPA, in Europe, Japan and the Far East and efforts to further develop its relationships with key business partners in the Engine Oil, Grease, Industrial Oil and Coatings markets.

Selling, General and Administrative Expenses.  The Company’s total SG&A expenses for the six-month period ended June 30, 2007 were $1,456,803, an increase of $993,474 over total SG&A expenses of $463,329 for the six-month period ended June 30, 2006. Total SG&A expenses are composed of outside legal and professional fees, salaries, insurance costs, product evaluation and technical support and other SG&A expenses.

The Company’s outside legal and professional fees for the six-month period ended June 30, 2007 were  $526,121, an increase of $381,826 over outside legal and professional fees of $144,295 for the six-month period ended June 30, 2006.  This increase was due to legal and professional costs incurred in connection with the Company’s issuance of the Series A Convertible Preferred Stock and the issuance of warrants to acquire 2,500,000 shares of common stock; increased public company compliance costs; recruitment costs associated with hiring a new Chief Financial Officer; and increased product and technology consultancy costs.

The Company incurred $339,783 in costs related to the Contribution Agreement for the six-month period ended June 30, 2007.  No such costs were incurred during the same period in 2006.  These costs consisted of outside legal, accounting and audit work related to the Contribution Agreement and related transactions.

The Company’s salaries expense for the six-month period ended June 30, 2007 was $275,044, an increase of $129,491 over salaries expense of $145,553 for the six-month period ended June 30, 2006.  This increase was primarily due to non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R, the addition of a new Chief Financial Officer following consummation of the Contribution Agreement and the execution of a new employment contract for the Company’s Chief Executive Officer.

The Company’s insurance costs for the six-month period ended June 30, 2007 were $78,036, an increase of $52,441 over insurance costs of $25,595 for the six-month period ended June 30, 2006.  This increase was principally due to the purchase of a new Directors and Officers Liability Policy.

Product evaluation and technical support expenses for the six-month period ended June 30, 2007 were $108,976, an increase of $36,226 over product evaluation and technical support expenses of $72,750 for the six-month period ended June 30, 2006.  This increase was due to an increase in scope of the testing and research efforts conducted at the University of Texas - Arlington related to the Company’s products and technologies.

Other SG&A expenses for the six-month period ended June 30, 2007 were $36,320, an increase of $22,627 over other SG&A expenses of $13,693 for the six-month period ended June 30, 2006.  This increase was due mainly to increased office support costs.

Depreciation and Amortization.  Depreciation for the six-month period ended June 30, 2007 was $245,355, an increase of $1,915 over depreciation of $243,440 for the six-month period ended June 30, 2006 and relates principally to the amortization of loan issuance costs for debt with the SCERS.

Interest Expense.  Interest expense for the six-month period ended June 30, 2007 was $444,794, an increase of $24,794 over interest expense of $420,000 for the six-month period ended June 30, 2006, due mainly to additional interest costs associated with $1,000,000 in convertible promissory notes.

Other Income.  Other income for the six-month period ended June 30, 2007 was $88,030, an increase of $16,237 over other income of 71,793 for the six-month period ended June 30, 2006.  This increase was due primarily to interest income from increased cash on hand as a result of equity raised through the Company’s issuance of the Series A Preferred Stock and the issuance of warrants to acquire 2,500,000 shares of common stock April 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company had total cash on hand of $5,083,044, of which $1,565,667 was restricted cash.  The Company also had $434,056 in current liabilities, of which $93,699 is accrued for preferred dividends payable, and $340,957 is owed for accounts payable and other current liabilities.

Cash flows used in operating activities for the six months of June 30, 2007 were $1,595,891 compared to $815,927 used in operating activities for the six-month period ended June 30, 2006.

Net cash provided by financing activities was $5,000,000 for the first six months of 2007, consisting primarily of the private placement of 5,000,000 shares of Series A Preferred Stock for a purchase price of $4,500,000.  The Series A Preferred Stock is subject to the terms and conditions of a Certificate of Designation, which terms and conditions include a 10% accrued dividend that will be reduced to a 5% dividend upon the Company entering into a commercial agreement(s) that will increase the Company’s aggregate revenues to $40 million per year, and further reduced to a 2% dividend upon the Company recording net revenues of $1 million per quarter. Each share of Series A Preferred Stock may be converted into five shares of common stock at anytime by the holder and under certain conditions by the Company. The Series A Preferred Stock must be redeemed by the Company on April 18, 2012, or prior to that time if the Company fails to fulfill certain obligations to those holders of preferred stock for reserving and registering for resale the shares that may be issued upon conversion or upon certain assignments or bankruptcy proceedings.

Management believes that the Company’s capital resources are adequate to continue operating and maintaining its current business strategy during the next twelve months.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since the filing of our initial registration statement on Form SB-2 in January 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, “Significant Accounting Policies” in the Notes to Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On April 12, 2007, the Company held a special meeting of its stockholders.  Of the 42,500,000 shares of Company common stock outstanding on the record date for the special meeting, 25,518,050 were represented and voted at the special meeting. At this meeting, the Company’s stockholders voted as indicated on the following proposals submitted to them for consideration:

1.                                     To approve the Contribution Agreement between the Company and Platinum Research Organization L.P., Lubrication Partners, Platinum IP Management, Inc., each person holding a limited partnership interest in Platinum Research Organization L.P., John T. (“Cork”) Jaeger and Steve Drayton on behalf of certain investors.

FOR:                     25,518,050                                                            AGAINST:                                     0                                                                                    ABSTAIN:                                     0

2.                                     To approve the reincorporation of the Company from the State of Nevada to the State of Delaware pursuant to a merger of the Company with and into a newly formed Delaware corporation that is currently a wholly owned subsidiary of the Company.

FOR:                     25,518,050                                                            AGAINST:                                     0                                                                                    ABSTAIN:                                     0

3.                                     To adopt a new Certificate of Incorporation and new Bylaws under the laws of the State of Delaware.

FOR:                     25,518,050                                                            AGAINST:                                     0                                                                                    ABSTAIN:                                     0

4.                                     To adopt the Platinum Research Organization, Inc. Stock Incentive Plan.

FOR:                     25,518,050                                                            AGAINST:                                     0                                                                                    ABSTAIN:                                     0

5.                                     To appoint six new directors to the Company’s Board of Directors.

	FOR	AGAINST	ABSTAIN
Thomas G. Plaskett	25,518,050	0	0
John T. (“Cork”) Jaeger	25,518,050	0	0
Allan McArtor	25,518,050	0	0
Arnold Burns	25,518,050	0	0
Ben Du Pont	25,518,050	0	0
Mike McMillan	25,518,050	0	0

No other business was presented, and there were no broker non-votes.

Item 6. Exhibits.

Exhibit No.	Description

2.1

Contribution Agreement, dated October 26, 2006, by and among Platinum Research Organization, LP, Lubrication Partners, joint venture, Platinum IP Management, Inc., John T. (Cork) Jaeger as the representative of the partners of Platinum Research Organization, LP, and Steve Drayton as the representative of all certain individuals who invested in the Company in a private placement completed in conjunction with the Contribution Agreement (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K/A-1 dated October 26, 2006).

2.2	Amendment to Contribution Agreement dated December 26, 2006. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated January 9, 2007).
2.3	Amendment to Contribution Agreement dated February 28, 2007. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated February 28, 2007).
3.1	Certificate of Incorporation of Platinum Research Organization, Inc.
3.2	Bylaws of Platinum Research Organization, Inc.
4.1	Certificate of Designations for Series “A” Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2007).
4.2

Registration Rights Agreement, dated April 18, 2007, between the Company, the investors named therein, Investa Corporation and Cecilia Pineda (incorporated by reference to Exhibit 4.4 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

4.3

Lock-Up Agreement, dated April 18, 2007, between the Company, Lubrication Partners, Joint Venture and Lubrication Partners, L.P Pineda (incorporated by reference to Exhibit 4.7 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

4.4

Voting Agreement, dated April 18, 2007, between the Company, Lubrication Partners, Joint Venture and Lubrication Partners, L.P. Pineda (incorporated by reference to Exhibit 4.6 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

10.1

Consulting Agreement, dated April 14, 2007, between Platinum Research Organization, Inc., The Fairmount Company and John T. Jaeger, Jr. (incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007).

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14.
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14.
32.1	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM RESEARCH ORGANIZATION, INC.

Date: August 14, 2007	By:	/s/ John T. Jaeger, Jr.
John T. Jaeger, Jr.
President, Chief Executive Officer and Member of
the Board of Directors

Date: August 14, 2007	By:	/s/ Michael D. Newman
Michael D. Newman
Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit No.	Description

2.1

Contribution Agreement, dated October 26, 2006, by and among Platinum Research Organization, LP, Lubrication Partners, joint venture, Platinum IP Management, Inc., John T. (Cork) Jaeger as the representative of the partners of Platinum Research Organization, LP, and Steve Drayton as the representative of all certain individuals who invested in the Company in a private placement completed in conjunction with the Contribution Agreement (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K/A-1 dated October 26, 2006).

2.2	Amendment to Contribution Agreement dated December 26, 2006. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated January 9, 2007).
2.3	Amendment to Contribution Agreement dated February 28, 2007. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated February 28, 2007).
3.1	Certificate of Incorporation of Platinum Research Organization, Inc.
3.2	Bylaws of Platinum Research Organization, Inc.
4.1	Certificate of Designations for Series “A” Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2007).
4.2

Registration Rights Agreement, dated April 18, 2007, between the Company, the investors named therein, Investa Corporation and Cecilia Pineda (incorporated by reference to Exhibit 4.4 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

4.3

Lock-Up Agreement, dated April 18, 2007, between the Company, Lubrication Partners, Joint Venture and Lubrication Partners, L.P Pineda (incorporated by reference to Exhibit 4.7 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

4.4

Voting Agreement, dated April 18, 2007, between the Company, Lubrication Partners, Joint Venture and Lubrication Partners, L.P. Pineda (incorporated by reference to Exhibit 4.6 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

10.1

Consulting Agreement, dated April 14, 2007, between Platinum Research Organization, Inc., The Fairmount Company and John T. Jaeger, Jr. (incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007).

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14.
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14.
32.1	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.