Form 10QSB
period 2007-09-30
Platinum Research Organization, Inc.
filed 2007-11-13
CIK 1330340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 000-52029

PLATINUM RESEARCH ORGANIZATION, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-2842514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2777 Stemmons Freeway, Suite 1440, Dallas Texas	75207
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (214) 271-9503

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

75,000,000 shares of common stock issued and outstanding as of November 9, 2007

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

PART I—FINANCIAL INFORMATION

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

U.S. Dollars

(Unaudited)

	Sep 30, 2007	Dec 31, 2006
Assets
Current Assets
Cash – unrestricted	$2,395,623	$211,778
Cash-Restricted	1,585,598	1,527,389

Total Cash	3,981,221	1,739,167
Accounts Receivable	3,738	3,301

Total Current Assets	3,984,959	1,742,468

Property, Plant and Equipment—net of accumulated depreciation	77,364	1,402

Other Assets
Loan Issuance Costs—Net of accumulated amortization	199,237	327,254
Intellectual Property—Net of accumulated amortization	3,538,566	3,698,207
Intellectual Property—non amortizable	193,843	133,490

Total Other Assets	3,931,646	4,158,951

Total Assets	$7,993,969	$5,902,821

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	$83,070	$134,187
Accrued Interest	70,000	70,000
Preferred Dividend Payable	206,199	—

Total Current Liabilities	359,269	204,187

Long Term Debt	6,000,000	6,000,000

Shareholders’ Equity	1,634,700	(301,366)

Total Liabilities and Shareholders’ Equity	$7,993,969	$5,902,821

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Operations

U.S. Dollars

(Unaudited)

	Three Months Ended			Nine Months Ended			For the Period From Date
	9/30/07	9/30/06	Incr/ (Decr)	9/30/07	9/30/06	Incr/ (Decr)	of Inception to 9/30/07
Sales	—	—	—	—	—	—	—
Cost of Goods Sold	—	—	—	—	—	—	—
Gross Profit	—	—	—	—	—	—	—

Selling General and Administrative Expenses

Salaries	191,609	73,132	118,477	466,653	218,685	247,968	1,263,124
Travel	17,547	18,328	(781)	86,787	68,932	17,855	310,452
Product Evaluation / Technical Support	156,570	31,375	125,195	265,546	104,125	161,421	653,472
Outside Legal and Professional Fees	250,921	89,163	161,758	777,042	233,458	543,584	1,707,007
Contribution Agreement Related Costs	—	—	—	339,783	—	339,783	339,783
Insurance	18,806	12,696	6,110	96,842	38,291	58,551	264,872
Rent	6,081	6,503	(422)	29,364	17,342	12,022	101,789
Other	41,229	5,156	36,073	77,549	18,849	58,700	169,332

Total SG&A	682,763	236,353	446,410	2,139,566	699,682	1,439,884	4,809,831

Depreciation and Amortization	84,065	122,231	(38,166)	329,420	365,671	(36,251)	1,540,474

Other Income	62,046	27,998	34,048	150,076	99,791	50,285	416,618
Interest Expense	210,000	210,000	—	654,794	630,000	24,794	2,880,528

Net Loss Before Taxes	(914,782)	(540,586)	(374,196)	(2,973,704)	(1,595,562)	(1,378,142)	(8,814,215)

Income Tax—Current	—	—	—	—	—	—	—
Income Tax—Deferred	—	—	—	—	—	—	—

Net Loss	(914,782)	(540,586)	(374,196)	(2,973,704)	(1,595,562)	(1,378,142)	(8,814,215)

Loss per Common Share—Basic	$(0.01)	$(0.02)	$(0.01)	$(0.04)	$0.05	$(0.01)	$(0.25)

Weighted Average Number of Shares used in per share calculations—Basic	102,500,000	32,500,000	70,000,000	77,335,165	29,239,927	48,095,238	36,684,000

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

U.S. Dollars

(Unaudited)

	Nine-Month Period Ended		Inception to
	9/30/2007	9/30/2006	9/30/2007
Cash Flow From Operating Activities
Net Loss for the Period	$(2,973,704)	$(1,595,562)	$(8,814,215)
Items not requiring Cash
Depreciation and Amortization	329,420	365,671	1,540,474
Option Expense	115,438	—	115,438
Changes in Assets and Liabilities
(Increase) / Decrease in Receivables	94	(937)	(3,207)
Increase / (Decrease) in Payables	(51,116)	(4,049)	83,071
Increase / (Decrease) in Accrued Interest	—	—	1,167,681

Net Cash Used in Operating Activities	(2,579,868)	(1,234,877)	(5,910,758)

Cash Flow From Investing Activities
Purchases of Property, Plant and Equipment	(77,655)	(715)	(80,628)
Investment in Intellectual Property	(100,423)	(68,075)	(347,052)

Net Cash Used in Investing Activities	(178,078)	(68,790)	(427,680)

Cash Flow From Financing Activities
Net Proceeds—Long Term Debt	—	—	5,550,000
Preferred Shares Issued for Cash	4,500,000	—	4,500,000
Funds Received From Previously Controlled Entity	500,000	—	500,000
Loan Costs/Other	—	(9,879)	(230,341)

Net Cash Generated From Financing Activities	5,000,000	(9,879)	10,319,659

Increase (decrease) in cash and cash equivalents	2,242,054	(1,313,546)	3,981,221
Cash and Cash Equivalents Beginning of Period	1,739,167	3,553,211	—

Cash and Cash Equivalents End of Period	$3,981,221	$2,239,665	$3,981,221

Supplemental Disclosures:
Cash Paid During the Period for:
Interest	$654,794	$630,000	$2,880,528
Income Tax	—	—	—

Non-Cash Items
Purchase of Intellectual Property Through the Assumption of Debt	—	—	$4,475,789
Partners Capital Contribution Resulting from the Forgiveness of Debt	—	—	$5,536,597
Preferred Dividends	$206,200	—	$206,200
Loan Costs Neted Against Proceeds of Loan	—	—	$450,000

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Changes in Shareholders Equity

U.S. Dollars

(Unaudited)

	Number Common Shares Issued	Number Preferred Shares Issued	Number of Warrants Issued	Capital Stock $	Preferred Stock $	Paid in Capital and Distributions $	Subscriptions Payable $	Warrants $	Deficit Accumulated $	Shareholders Equity $
Balance at April 28, 2004 – Date of Inception
Forgiveness of Debt (Note 11)						5,536,597				5,536,597
Capital Contributions						4,484				4,484
Distributions						(145)				(145)
Net Loss									(1,347,794)	(1,347,794)

Balance at December 31, 2004						5,540,936			(1,347,794)	4,193,142

Capital Contributions						1,938				1,938
Distributions						(4,740)				(4,740)
Net Loss									(2,147,610)	(2,147,610)

Balance at December 31, 2005						5,538,134			(3,495,404)	2,042,730

Capital Contributions						1,086				1,086
Distributions						(75)				(75)
Earnings Charge for options expense (Note 5)
Net Loss for period									(2,345,107)	(2,345,107)

Balance at December 31, 2006						5,539,145			(5,840,511)	(301,366)

Capital Contributions						268				268
Earnings Charge for options expense (Note 5)						36,359				36,359
Net Loss for period									(817,684)	(817,684)

Balance at March 31, 2007						5,575,772			(6,658,195)	(1,082,423)

Capital contributions cash						269				269
Shares Issued to PRO Transferors (Note 5)	55,000,000			55,000		(55,000)
Preferred Equity raised (Note 5)		5,000,000			5,000	4,495,000				4,500,000
Warrants Issued to Investa/Pineda (Note 5)			2,500,000
Earnings charge for options expense (Note 6)						45,053				45,053
Preferred dividends payable (Note 5)							(93,700)			(93,700)
Net Loss for Period									(1,241,238)	(1,241,238)
Equity of PRO Inc. at 3/31/2007	42,500,000			42,500		435,097				477,597
Change in PRO Inc. Equity 3/31-4/18/2007 (Note 5)	(22,500,000)			(22,500)		44,904				22,404

Equity of PRO Inc. time of contribution agreement (Note 1)	20,000,000			20,000		480,001				500,001

Balance at June 30, 2007	75,000,000	5,000,000	2,500,000	75,000	5,000	10,541,095	(93,700)		(7,899,433)	2,627,962

Capital Contributions						(6)				(6)
Preferred Dividend payable (Note 5)							(112,500)			(112,500)
Earnings charge for options expense (Note 6)						34,026				34,026
Net Loss for period									(914,782)	(914,782)

Balance at September 30, 2007	75,000,000	5,000,000	2,500,000	75,000	5,000	10,575,115	(206,200)		(8,814,215)	1,634,700

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

1.	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on May 13, 2005, under the name “NorthTech Corporation.” The Company was originally formed to develop, expand and market two web-based database programs for small business and community sports. The Company completed its initial public offering in March 2006, and subsequently abandoned its software development business. On April 13, 2007, the Company completed a merger with its wholly-owned subsidiary Platinum Research Organization, Inc. to reincorporate the Company in Delaware, and the name of the surviving Company became “Platinum Research Organization, Inc.” We acquired Platinum Research Organization L.P., a Texas limited partnership (“Platinum LP”), pursuant to a Contribution Agreement we entered into on October 26, 2006, and Platinum LP became a wholly-owned subsidiary of the Company effective April 18, 2007 (Note 7). The Company no longer pursues software development, and the sole focus of our business is the development, manufacture and marketing of high-performance lubricants and coatings products.

As noted above, we acquired Platinum LP effective April 18, 2007. The transaction has been accounted for as a reverse acquisition application of the purchase method of accounting by the Company (formerly known as NorthTech), with Platinum LP treated as the accounting acquirer. Accordingly, the assets and liabilities of the Company (formerly known as NorthTech) have been recorded at their respective historical costs, and added to those of Platinum LP, and the reported results of operations of the Company will reflect historical results of operations of Platinum LP.

The closing of the Contribution Agreement resulted in our acquisition of Platinum LP and the appointment of a new slate of directors. As a result of our acquisition of Platinum LP, the Company’s new business focus is the design, development and commercialization of patented high-performance lubricants and coatings. The Company’s products will be marketed under the trade name TechroBond™ for automotive, aviation, industrial and consumer aftermarkets. TechroBondTM is one of a series of product applications Platinum LP developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and extreme pressure capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and extreme pressure capabilities when measured in bench laboratory tests at the University of Texas at Arlington, and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to penetrate several large, global markets for lubricants should the Company be successful in bringing its products that rely upon this new technology to market.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is currently devoting all of its present efforts to commercialization of its products and technologies. Accordingly, no revenue has been realized to date.

The Company’s financial statements at September 30, 2007 and for the three- and nine-month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $2,973,704 for the nine -month period ended September 30, 2007 and had cash of $3,981,221 at September 30, 2007.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the next seven to eight months. However, if the Company is unable to realize revenue from the

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

commercialization of its products or is unable to raise additional capital in the future, management expects that the Company will need to seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of September 30, 2007, and for the three and nine month periods ended September 30, 2007 and 2006 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Principles of consolidation

The consolidated financial statements include the accounts of PRO, Inc., PRO, LP and PIP, LP., its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, loans receivable, accounts payable and accrued liabilities, amounts due to related parties and convertible promissory notes payable approximates their fair value because of the short maturity of these instruments. Prior to April 2007, the Company’s operations were located in Canada, and virtually all of its assets and liabilities gave rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk was the risk that arose from fluctuations in foreign exchange rates and the degree of volatility of these rates. Subsequent to March 2007, the Company’s operations are located in the United States and foreign currency transactions are not prevalent. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. As of September 30, 2007 and September 30, 2006, the net deferred tax asset has been offset by a valuation allowance.

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2007, the Company had no items that represented a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of incorporation on May 13, 2005 to September 30, 2007.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

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

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows the Company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. After reviewing SFAS 159 and 157, the company has elected not to measure financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. After reviewing SFAS 159 and 157, the company has elected not to measure financial assets and liabilities at fair value.

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

In July 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition provisions. The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period. After reviewing FASB 48, the company does not believe that adoption of FASB 48 will have a material impact on the company’s financial statements.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.	Long Term Debt

As of September 30, 2007, the Company had $6,000,000 in long term debt due under a note with the Seattle City Employees Retirement System (“SCERS”). The principal amount outstanding under this note bears interest at a fixed rate equal to 14% per annum, which will increase to 19% per annum following any event of default under the note. Accrued interest on the outstanding principal is payable on a quarterly basis, and all outstanding principal and interest is due and payable on February 28, 2011. As additional consideration for making the loan, SCERS will receive quarterly participation payments at the end of each fiscal quarter that are equal to the greater of (i) 5% of the Company’s gross revenues on a consolidated basis, or (ii) 20% of the Company’s consolidated net income, for such quarter. The participation payments will continue until SCERS is paid all of the principal and accrued interest under the note, plus an aggregate $6.0 million in participation payments. SCERS has received no participation payments through the quarter ended September 30, 2007. The note is secured by all of the assets of the Company.

5.	Capital Stock

Authorized

As of September 30, 2007, the Company’s total authorized capital was 400,000,000 common shares, with a par value of $0.001 per common share, and 100,000,000 preferred shares, with a par value of $0.001 per preferred share.

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

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

The Series A Preferred Stock has a maturity date of five years from the date of closing of the Contribution Agreement (see Note7).

Issued and outstanding

Under the terms of the Contribution Agreement (please see Note 7 below), on April 18, 2007, the Company:

a)	issued to the Pro Transferors, 55,000,000 unregistered shares of Company common stock;

b)	issued to the Investors 5,000,000 shares of Series A Preferred Stock;

c)	issued to Investa Corporation and Ms. Pineda 2,500,000 warrants to purchase shares of common stock at a price of $0.26 per share; and

d)	cancelled 22,500,000 shares of Company common stock held by Ms. Pineda.

As of September 30, 2007, the Company’s total issued and outstanding capital stock consisted of 75,000,000 common shares, 5,000,000 shares of Series A Preferred Stock and warrants to acquire 2,500,000 common shares.

On February 8, 2007, the Company issued 10,000,000 common shares valued at a price of $0.05 per share upon the exercise of previously outstanding share purchase warrants issued March 30, 2006. As of September 30, 2007, no share purchase warrants in this series were outstanding.

On March 30, 2006, 10,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $100,000. Each Unit consisted of one common share of the Company and one fifth of one purchase warrant share. Each full purchase warrant share entitled the holder to purchase an additional five common shares of the Company at a price of $0.25 per common share expiring March 30, 2009.

Warrants

The following is a summary of warrant activities during the nine-month period ended September 30, 2007:

	Number of warrants	Weighted average exercise price
Outstanding and exercisable at December 31, 2006	2,000,000	$0.25
Exercised	(2,000,000)	$0.25

Outstanding and exercisable at March 31, 2007	—	—

Granted	2,500,000	$0.26

Outstanding and exercisable at June 30, 2007	2,500,000	$0.26

Outstanding and exercisable at September 30, 2007	2,500,000	$0.26

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

6.	Equity

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment” under the modified prospective method described therein. Compensation expense recognized in the three- and nine-month periods ended September 30, 2006 and 2007 includes compensation expense for all stock-based payments granted, modified or vested since adoption of SFAS No. 123R based on the grant date fair value. Stock-based compensation expense recognized in the three- and nine-month periods ended September 30, 2007 was included in Selling, General and Administrative Expenses and totaled $34,026 and $115,438 respectively. No stock-based compensation was recognized in the three- and nine -month periods ended September 30, 2006.

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

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

Upon completion of the Contribution Agreement, the Company completed the following:

a)	Issued to the PRO Transferors 55,000,000 unregistered shares of common stock of the Company;

b)	Issued to the Investors 5,000,000 shares Series A Preferred Stock and 2,500,000 share purchase warrants (the “Warrants”). The Warrants were issued to the Investors on the closing date. Each Warrant is exercisable for one common share of the Company at an exercise price of $0.26 per share for a three-year period from date of closing; and

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

During the second quarter, the Company entered into an amending agreement whereby the Company assumed certain general security obligations upon closing of the Contribution Agreement.

8.	Commitments

On June 20, 2007, the Company signed a five-year lease for new office space at a rate of approximately $60,000 per year, effective September 1, 2007 (see Note 9). The Company had previously leased office space from EFO Holdings, a related party to Lubrication Partners, L.P. and Lubrication Joint Venture, our two largest stockholders.

On July 3, 2007, the Company entered into a $60,000 standby letter of credit agreement with Crescent Real Estate Funding VIII LP as a condition of an office lease, also with Crescent Real Estate Funding VIII LP, entered into on June 20, 2007.

9.	Subsequent Events

On October 12, 2007, the Compensation Committee of the Board of Directors of the Company approved Short-Term and Long-Term Incentive Plans for the Chief Executive Officer and the Senior Vice President & Chief Financial Officer of the Company. The material terms of such plans are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2007.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	For the Period from Date of Inception to 9/30/07
Numerator
Net Income (Loss)	(914,782)	(540,586)	(2,973,704)	(1,595,562)	(8,814,215)
Dividends Declared on Preferred Stock	(112,500)	—	(206,200)	—	(206,200)

Net Loss Attributable to Common Shareholders	(1,027,282)	(540,586)	(3,179,904)	(1,595,562)	(9,020,415)

Denominator
Basic Weighted Average Shares Outstanding	102,500,000	32,500,000	77,335,165	29,239,927	36,684,000

Basic Earnings per Share	(0.01)	(0.02)	(0.04)	(0.05)	(0.25)

11.	Debt Forgiveness

In April 2004, $5,536,597 of debt owed by Platinum LP to Lubrication Partners JV was forgiven in exchange for 100% equity interest in Platinum LP.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

On April 18, 2007, we closed the Contribution Agreement, which resulted in our acquisition of Platinum LP and the appointment of a new slate of directors. As a result of our acquisition of Platinum LP, the Company’s new business focus is the design, development and commercialization of patented high-performance lubricants and coatings. The Company’s products will be marketed under the trade name TechroBond™ for automotive, aviation, industrial and consumer aftermarkets. TechroBondTM is one of a series of product applications Platinum LP developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and extreme pressure capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and extreme pressure capabilities when measured in bench laboratory tests at the University of Texas at Arlington, and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to penetrate several large, global markets for lubricants should the Company be successful in bringing its products that rely upon this new technology to market.

The Company’s intellectual property, including its patents, licenses and trademarks, is an important component of its business. The Company actively protects its inventions, new technologies and product developments by filing patent applications or maintaining trade secrets. The Company’s research and development efforts have resulted in proprietary formulations and processes protected by five issued U.S. patents, four U.S. patent applications pending, five U.S. continuation-in-part applications and several trade secrets. The Company has filed these patents or patent applications in key jurisdictions in the international market, and the U.S. patent applications are protected under PCT filings. These proprietary formulations and processes use specific chemical compounds that can act as a catalyst, a reactant or both to provide surface and substrate modification in both liquid and solid lubricants to wear surfaces such as iron, steel and aluminum.

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

On July 31, 2007 the Company signed a global marketing and distribution agreement with R.T. Vanderbilt, a manufacturer and distributor of chemicals and minerals serving a diverse set of markets worldwide. The agreement gives R.T. Vanderbilt the exclusive right to market and distribute the company’s TechroBondTM products on a global basis to the grease market.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

Net Sales and Gross Profit. Net sales and gross profit for both the three-month period ended September 30, 2007 and the three-month period ended September 30, 2006 was $0. The Company is a development stage company and continues to focus its efforts on the marketing and commercialization of the Company’s products and technologies, the registration of its products with the Environmental Protection Agency (the “EPA”), in Europe, Japan and the Far East and on further developing its relationships with key business partners in the Engine Oil, Grease, Industrial Oil and Coatings markets.

Selling, General and Administrative Expenses. The Company’s total SG&A expenses for the three-month period ended September 30, 2007 were $682,763 an increase of $446,410 over total SG&A expenses of $236,353 for the three-month period ended September 30, 2006. Total SG&A expenses are composed of outside legal and professional fees, salaries, insurance costs, product evaluation and technical support and other SG&A expenses.

The Company’s outside legal and professional fees for the three-month period ended September 30, 2007 were $250,921, an increase of $161,758 over outside legal and professional fees of $89,163 for the three-month period ended September 30, 2006. This increase was due to increased product and technology consultancy costs; increased public and investor relations costs and increased public company compliance costs associated with SEC filings and preferred stock registration statements.

The Company’s salaries expense for the three-month period ended September 30, 2007 was $191,609 an increase of $118,477 over salaries expense of $73,132 for the three-month period ended September 30, 2006. This increase was primarily due to non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R, the addition of a new Chief Financial Officer following consummation of the Contribution Agreement and the execution of a new employment contract for the Company’s Chief Executive Officer.

The Company’s insurance costs for the three-month period ended September 30, 2007 were $18,806 an increase of $6,110 over insurance costs of $12,696 for the three-month period ended September 30, 2006. This increase was principally due principally to higher insurance costs associated with patents and intellectual property.

Product evaluation and technical support expenses for the three-month period ended September 30, 2007 were $156,570 an increase of $125,195 over product evaluation and technical support expenses of $31,375 for the three-month period ended September 30, 2006. This increase was due to an increase in scope of the testing and research efforts conducted at the University of Texas—Arlington related to the Company’s products and technologies and costs associated with registering the company’s products in foreign countries.

Other SG&A expenses for the three-month period ended September 30, 2007 were $41,229, an increase of $36,073 over other SG&A expenses of $5,156 for the three-month period ended September 30, 2006. This increase was due to increased office support costs and Board of Director related costs.

Depreciation and Amortization. Depreciation for the three-month period ended September 30, 2007 was $84,065, a decrease of $38,166 over depreciation of $122,231 for the three-month period ended September 30, 2006 and relates principally to the amortization of loan issuance costs for debt with the City of Seattle, the amortization of capitalized patent expenses and the depreciation of office and testing equipment.

Interest Expense. Interest expense for the three-month period ended September 30, 2007 was $210,000 which was flat compared to interest expense of $210,000 for the three-month period ended September 30, 2006. Interest expense is primarily driven by long term debt of $6,000,000 with the City of Seattle Retirement system.

Other Income. Other income for the three-month period ended September 30, 2007 was $62,046 an increase of $34,048 over other income of $27,998 for the three-month period ended September 30, 2006. This increase was due primarily to interest income from increased cash on hand as a result of equity raised through the Company’s issuance, in April 2007, of the Series A Preferred Stock and the issuance of warrants to acquire 2,500,000 shares of common stock.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Sales and Gross Profit. Net sales and gross profit for both the nine-month period ending September 30, 2007 and the nine-month period ending September 30, 2006 was $0. The Company continues to focus its efforts on the marketing and commercialization of the Company’s products and technologies, the registration of its products with the EPA, in Europe, Japan and the Far East and efforts to further develop its relationships with key business partners in the Engine Oil, Grease, Industrial Oil and Coatings markets.

Selling, General and Administrative Expenses. The Company’s total SG&A expenses for the nine-month period ended September 30, 2007 were $2,139,566, an increase of $1,439,884 over total SG&A expenses of $699,682 for the nine-month period ended September 30, 2006. Total SG&A expenses are composed of outside legal and professional fees, salaries, insurance costs, product evaluation and technical support and other SG&A expenses.

The Company’s outside legal and professional fees for the nine-month period ended September 30, 2007 were $777,042 an increase of $543,584 over outside legal and professional fees of $233,458 for the nine-month period ended September 30, 2006. This increase was due to legal and professional costs incurred in connection with the Company’s issuance of the Series A Convertible Preferred Stock and the issuance of warrants to acquire 2,500,000 shares of common stock; increased public company compliance costs associated with SEC filings; recruitment costs associated with hiring a new Chief Financial Officer; increased product and technology consultancy costs and increased public and investor relations costs.

The Company incurred $339,783 in costs related to the Contribution Agreement for the nine-month period ended September 30, 2007. No such costs were incurred during the same period in 2006. These costs consisted of outside legal, accounting and audit work related to the Contribution Agreement and related transactions.

The Company’s salaries expense for the nine-month period ended September 30, 2007 was $466,653, an increase of $247,968 over salaries expense of $218,685 for the nine-month period ended September 30, 2006. This increase was primarily due to non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R, the addition of a new Chief Financial Officer following consummation of the Contribution Agreement and the execution of a new employment contract for the Company’s Chief Executive Officer.

The Company’s insurance costs for the nine-month period ended September 30, 2007 were $96,842, an increase of $58,551 over insurance costs of $38,291 for the nine-month period ended September 30, 2006. This increase was due to the purchase of a new Directors and Officers Liability Policy and higher costs associated with patents and intellectual property.

Product evaluation and technical support expenses for the nine-month period ended September 30, 2007 were $265,546, an increase of $161,421 over product evaluation and technical support expenses of $104,125 for the nine-month period ended September 30, 2006. This increase was due to an increase in scope of the testing and research efforts conducted at the University of Texas—Arlington related to the Company’s products and technologies and costs associated with registering the company’s products in foreign countries.

Other SG&A expenses for the nine-month period ended September 30, 2007 were $77,549, an increase of $58,700 over other SG&A expenses of $18,849 for the nine-month period ended September 30, 2006. This increase was due mainly to increased office support costs and Board of Director related expenses.

Depreciation and Amortization. Depreciation for the nine -month period ended September 30, 2007 was $329,420, a decrease of $36,251 from depreciation of $365,671 for the nine-month period ended September 30, 2006 and relates to the amortization of loan issuance costs for debt with the SCERS, the amortization of capitalized patent expenses and the depreciation of office and testing equipment.

Interest Expense. Interest expense for the nine -month period ended September 30, 2007 was $654,794, an increase of $24,794 over interest expense of $630,000 for the nine-month period ended September 30, 2006, due mainly to additional interest costs associated with $1,000,000 in convertible promissory notes.

Other Income. Other income for the nine -month period ended September 30, 2007 was $150,076, an increase of $50,285 over other income of $99,791 for the nine-month period ended September 30, 2006. This increase was due primarily to interest income from increased cash on hand as a result of equity raised through the Company’s issuance of the Series A Preferred Stock and the issuance of warrants to acquire 2,500,000 shares of common stock April 2007.

Liquidity and Capital Resources

As of September 30, 2007, the Company had total cash on hand of $3,981,221, of which $1,585,598 was restricted cash.

Cash flows used in operating activities for the nine months of September 30, 2007 were $2,579,868 compared to $1,234,877 used in operating activities for the nine-month period ended September 30, 2006.

Net cash provided by financing activities was $5,000,000 for the first nine months of 2007, consisting primarily of the private placement of 5,000,000 shares of Series A Preferred Stock for a purchase price of $4,500,000 (Note 5).

Management believes that the Company’s capital resources are adequate to continue operating and maintaining its current business strategy during the next seven to eight months. While management is currently seeking third party financing it can give no assurances that they will be successful in these efforts.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

A list of the exhibits required by Item 601 of Regulation S-B and filed as part of this report is set forth in the Index to Exhibits on page 21, which immediately precedes such exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM RESEARCH ORGANIZATION, INC.

Date: November 9, 2007	By:	/s/ John T. Jaeger, Jr.
John T. Jaeger, Jr.
President, Chief Executive Officer and Member of the Board of Directors

Date: November 9, 2007	By:	/s/ Michael D. Newman
Michael D. Newman
Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution Agreement, dated October 26, 2006, by and among Platinum Research Organization, LP, Lubrication Partners, joint venture, Platinum IP Management, Inc., John T. (Cork) Jaeger as the representative of the partners of Platinum Research Organization, LP, and Steve Drayton as the representative of all certain individuals who invested in the Company in a private placement completed in conjunction with the Contribution Agreement (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K/A-1 dated October 26, 2006).

2.2	Amendment to Contribution Agreement dated December 26, 2006. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated January 9, 2007).

2.3	Amendment to Contribution Agreement dated February 28, 2007. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated February 28, 2007).

3.1	Certificate of Incorporation of Platinum Research Organization, Inc. (filed as Exhibit A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 2, 2007 and incorporated herein by reference).

3.2	Bylaws of Platinum Research Organization, Inc. (filed as Exhibit B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 2, 2007 and incorporated herein by reference).

4.1	Certificate of Designations for Series “A” Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2007).

4.2	Registration Rights Agreement, dated April 18, 2007, between the Company, the investors named therein, Investa Corporation and Cecilia Pineda (incorporated by reference to Exhibit 4.4 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

4.3	Lock-Up Agreement, dated April 18, 2007, between the Company, Lubrication Partners, Joint Venture and Lubrication Partners, L.P. Pineda (incorporated by reference to Exhibit 4.7 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

4.4	Voting Agreement, dated April 18, 2007, between the Company, Lubrication Partners, Joint Venture and Lubrication Partners, L.P. Pineda (incorporated by reference to Exhibit 4.6 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

10.1	Consulting Agreement, dated April 14, 2007, between Platinum Research Organization, Inc., The Fairmount Company and John T. Jaeger, Jr. (incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007).

10.2	Platinum Research Organization, Inc. Stock Incentive Plan (filed as Exhibit E to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 2, 2007 and incorporated herein by reference).

10.3*	Form of Non-Qualified Stock Option Agreement under the Platinum Research Organization, Inc. Stock Incentive Plan.

10.4*	Form of Director’s Non-Qualified Stock Option Agreement under the Platinum Research Organization, Inc. Stock Incentive Plan.

31.1*	Certificate of CEO as Required by Rule 13a-14(a)/15d-14.

31.2*	Certificate of CFO as Required by Rule 13a-14(a)/15d-14.

32.1*	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith