Form 10QSB/A
period 2007-06-30
Platinum Research Organization, Inc.
filed 2008-03-31
CIK 1330340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Issuer’s telephone number: 214-271-9503

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

75,000,000 shares of common stock issued and outstanding as of March 28, 2008

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

EXPLANATORY NOTE

This Form 10-QSB/A is being filed by Platinum Research Organization, Inc. (the “Company”) to amend its Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2007 (the “Report”) that was filed with the Securities and Exchange Commission on August 14, 2007. For the reader’s convenience, this Amendment No. 1 includes all Items included in the Report, even those not amended by this Amendment No. 1. The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Report except those required to reflect the effects of the restatement of the Company’s financial statements for the periods presented or as deemed necessary in connection with the completion of the Company’s restated financial statements. Changes from the original to the amended filing include: (i) amendments to the Company’s financial statements in Item 1 to address the Company’s accounting for its shares of Series “A” Preferred Stock and the cancellation and reissuance of stock options; (ii) amendments to Management’s Discussion and Analysis or Plan of Operation in Item 2; and (iii) modifications of management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures in Item 3. In addition, this Amendment No. 1 includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

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

The unaudited consolidated financial statements presented in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A restate the unaudited consolidated financial statements of the Company contained in the Company’s Quarterly Report on Form 10-QSB originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2007.

On March 24, 2008, the Audit Committee of the Company’s Board of Directors determined that the Company’s previously issued unaudited financial statements for the three and six months ended June 30, 2007 (the “Financial Statements”) contained errors in accounting with respect to the Company’s issuance of its shares of Series “A” Preferred Stock (“Series A Preferred”) on April 18, 2007 and errors in accounting with respect to the cancellation and reissuance of stock options on April 18, 2007. As a result, the Audit Committee, in consultation with management and the Company’s independent registered public accounting firm, concluded that the Company’s unaudited financial statements included in the Form 10-QSB for the period ended June 30, 2007 should no longer be relied upon and should be restated.

The Company previously classified the 5,000,000 shares of Series A Preferred issued on April 18, 2007 as components of Shareholders’ Equity. Since the Certificate of Designation for these shares contains a mandatory redemption date, the Company has determined these shares should be reclassified as a long-term liability in accordance with SFAS 150. The correction of this error has resulted in the Series A Preferred being reflected as a long-term liability on the Company’s Balance Sheet. The correction of this error has increased interest expense, increased the net loss and increased the long-term liability reported by the Company by $36,000 for the three months and six months ended June 30, 2007.

The Company also did not properly calculate or record the intrinsic value of the Beneficial Conversion Feature contained in the Series A Preferred. The shares of Series A Preferred are convertible into shares of the Company’s common stock at a value less than the fair market value of the underlying common stock when the shares of Series A Preferred were issued on April 18, 2007. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature and has resulted in a discount of $4,500,000 offsetting the long-term liability for the Series A Preferred shares and a $4,500,000 increase in additional paid-in capital at the issuance date of the Series A Preferred shares. Additionally, in accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares, resulting in a reduction of the long term liability discount and an increase in interest expense over this five-year period. The correction of this error has increased interest expense, increased the net loss and reduced the Beneficial Conversion Discount reported by the Company by $180,000 for the three and six months ended June 30, 2007.

The Company also identified an error in the calculation of compensation cost for the three and six months ended June 30, 2007. On April 18, 2007, options for 3,116,428 shares of the Company’s common stock were issued at an exercise price of $1.35. The compensation cost related to the issuance of these stock options was not recorded in the financial statements for the period ended June 30, 2007. Recognizing the additional compensation expense has resulted in increased salary expense and an increased net loss reported by the Company of $91,431 for the three and six months ended June 30, 2007.

See Note 2 to the Notes to Financial Statements for a discussion regarding the impact of the restatements on the Financial Statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
	(Restated)
Assets
Current Assets
Cash–unrestricted	$3,517,377	$211,778
Cash-Restricted	1,565,667	1,527,389

Total Cash	5,083,044	1,739,167
Accounts Receivable	3,745	3,301

Total Current Assets	5,086,789	1,742,468
Property, Plant and Equipment - net of accumulated depreciation	3,628	1,402
Other Assets
Loan Issuance Costs - Net of accumulated amortization	241,908	327,254
Intellectual Property - Net of accumulated amortization	3,557,371	3,698,207
Intellectual Property - non amortizable	172,322	133,490

Total Other Assets	3,971,601	4,158,951

Total Assets	$9,062,018	$5,902,821

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	$270,357	$134,187
Accrued Interest	70,000	70,000
Preferred Dividend Payable	93,699	—

Total Current Liabilities	434,056	204,187
Long Term Debt	6,000,000	6,000,000
Long Term Liabilities
Mandatorily Redeemable Preferred Stock	4,500,000	—
Preferred Stock, Beneficial Conversion Discount	(4,320,000)	—
Preferred Stock, Discount on Convertible Liability	36,000	—

Total Long Term Liabilities	216,000	—
Shareholders’ Equity	2,411,962	(301,366)

Total Liabilities and Shareholders’ Equity	$9,062,018	$5,902,821

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Incr/ (Decr)	Six Months Ended		Incr/ (Decr)	For the Period From Date of Inception
	6/30/07	6/30/06		6/30/07	6/30/06		to 6/30/07
	(Restated)			(Restated)			(Restated)
Sales	$—	$—	$—	$—	$—	$—	$—
Cost of Goods Sold	—	—	—	—	—	—	—
Gross Profit	—	—	—	—	—	—	—
Selling General and Administrative Expenses
Salaries	244,185	73,132	171,053	366,475	145,553	220,922	1,162,946
Travel	40,081	35,116	4,965	69,240	50,604	18,636	292,905
Product Evaluation / Technical Support	56,558	31,375	25,183	108,976	72,750	36,226	496,902
Outside Legal and Professional Fees	395,494	72,745	322,749	526,121	144,295	381,826	1,456,086
Contribution Agreement Related Costs	200,317	—	200,317	339,783	—	339,783	339,783
Insurance	61,438	16,695	44,743	78,036	25,595	52,441	246,066
Rent	14,306	6,503	7,803	23,283	10,839	12,444	95,708
Other	22,560	9,885	12,675	36,320	13,693	22,627	128,103

Total SG&A	1,034,939	245,451	789,488	1,548,234	463,329	1,084,905	4,218,499
Depreciation and Amortization	122,880	121,828	1,052	245,355	243,440	1,915	1,456,409
Other Income	59,945	35,493	24,452	88,031	71,793	16,238	354,573
Interest Expense	450,794	210,000	240,794	660,794	420,000	240,794	2,886,528

Net Loss Before Taxes	(1,548,668)	(541,786)	(1,006,882)	(2,366,352)	(1,054,976)	(1,311,376)	(8,206,863)
Income Tax - Current	—	—	—	—	—	—	—
Income Tax - Deferred	—	—	—	—	—	—	—

Net Loss	(1,548,668)	(541,786)	(1,006,882)	(2,366,352)	(1,054,976)	(1,311,376)	(8,206,863)
Dividends Declared on Preferred Stock	(93,700)	—	(93,700)	(93,700)	—	(93,700)	(93,700)

Net Loss Attributed to Common Shareholders	$(1,642,368)	$(541,786)	$(1,100,582)	$(2,460,052)	$(1,054,976)	$(1,405,076)	$(8,300,563)

Per Share Amounts
Net Loss	$(0.02)	$(0.02)	—	$(0.04)	$(0.04)	—	$(0.28)
Dividends Declared on Preferred Stock	—	—	—	—	—	—	—

Loss per Common Share – Basic	$(0.02)	$(0.02)	—	$(0.04)	$(0.04)	—	$(0.28)

Weighted Average Number of Common Shares Outstanding	68,571,429	22,609,890	45,961,539	55,483,425	27,582,873	27,900,552	29,721,503

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Period Ended		Inception to 6/30/2007
	6/30/2007	6/30/2006
	(Restated)		(Restated)
Cash Flow From Operating Activities
Net Loss for the Period	$(2,366,352)	$(1,054,976)	$(8,206,863)
Items not requiring Cash
Depreciation and Amortization	245,355	243,440	1,456,409
Option Expense	172,842	—	172,842
Interest Expense – Preferred Stock Discount	216,000	—	216,000
Changes in Assets and Liabilities
(Increase) / Decrease in Receivables	94	(94)	(3,207)
Increase / (Decrease) in Payables	136,170	(4,297)	270,357
Increase / (Decrease) in Accrued Interest	—	—	1,167,681

Net Cash Used in Operating Activities	(1,595,891)	(815,927)	(4,926,781)

Cash Flow From Investing Activities
Purchases of Property, Plant and Equipment	(2,652)	(715)	(5,625)
Investment in Intellectual Property	(57,580)	(22,984)	(304,209)

Net Cash Used in Investing Activities	(60,232)	(23,699)	(309,834)

Cash Flow From Financing Activities
Net Proceeds—Long Term Debt	—	—	5,550,000
Preferred Shares Issued for Cash	4,500,000	—	4,500,000
Funds Received From Previously Controlled Entity	500,000	—	500,000
Loan Costs/Other	—	—	(230,341)

Net Cash Generated From Financing Activities	5,000,000	—	10,319,659

Increase (decrease) in cash and cash equivalents	3,343,877	(839,626)	5,083,044
Cash and Cash Equivalents Beginning of Period	1,739,167	3,553,211	—

Cash and Cash Equivalents End of Period	$5,083,044	$2,713,585	$5,083,044

Supplemental Disclosures:
Cash Paid During the Period for:
Interest	$444,794	$420,000	$2,124,794
Income Tax	—	—	—
Non-Cash Items
Purchase of Intellectual Property Through the Assumption of Debt	—	—	$4,475,789
Partners Capital Contribution Resulting from the Forgiveness of Debt	—	—	$5,536,597
Preferred Dividends	$93,700	—	$93,700
Interest Expense	$216,000	—	$216,000

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Changes in Shareholders’ Equity

U.S. Dollars

	Number Common Shares Issued	Number Preferred Shares Issued	Number of Warrants Issued	Capital Stock $	Preferred Stock $ (Restated)	Paid in Capital and Distributions $ (Restated)	Subscrip- tions Payable $ (Restated)	Warrants $	Deficit Accumulated $ (Restated)	Shareholders Equity $ (Restated)
Balance at April 28, 2004 – Date of Inception
Forgiveness of Debt (Note 12)						5,536,597				5,536,597
Capital Contributions						4,484				4,484
Distributions						(145)				(145)
Net Loss									(1,347,794)	(1,347,794)

Balance at December 31, 2004						5,540,936			(1,347,794)	4,193,142

Capital Contributions						1,938				1,938
Distributions						(4,740)				(4,740)
Net Loss									(2,147,610)	(2,147,610)

Balance at December 31, 2005						5,538,134			(3,495,404)	2,042,730

Capital Contributions						1,086				1,086
Distribution						(75)				(75)
Net Loss for period									(2,345,107)	(2,345,107)

Balance at December 31, 2006						5,539,145			(5,840,511)	(301,366)

Capital Contribution						268				268
Earnings Charge for options expense (Note 7)						36,359				36,359
Net Loss for period									(817,684)	(817,684)

Balance at March 31, 2007						5,575,772			(6,658,195)	(1,082,423)

Capital Contributions						269				269
Shares Issued to PRO Transferors (Note 6)	55,000,000			55,000		(55,000)
Preferred Equity raised (Note 4)		5,000,000
Warrants Issued to Investa/Pineda (Note 6)			2,500,000
Earnings charge for options expense (Note 7)						136,484				136,484
Preferred dividends payable (Note 4)							(93,700)			(93,700)
Net Loss for Period									(1,548,668)	(1,548,668)
Beneficial conv option – Preferred Stock (Note 4)						4,500,000				4,500,000
Equity of PRO Inc. at 3/31/2007	42,500,000			42,500		435,097				477,597
Change in PRO Inc. Equity 3/31-4/18/2007	(22,500,000)			(22,500)		44,903				22,403

Equity of PRO Inc at 4/18/2007	20,000,000			20,000		480,000				500,000

Balance at June 30, 2007	75,000,000	5,000,000	2,500,000	75,000		10,637,525	(93,700)		(8,206,863)	2,411,962

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007

1.	Nature and Continuance of Operations

Platinum Research Organization, Inc. (the “Company”) was incorporated in the State of Nevada on May 13, 2005, under the name “NorthTech Corporation.” The Company was originally formed to develop, expand and market two web-based database programs for small business and community sports. The Company completed its initial public offering in March 2006. Efforts to implement this business plan were pursued, but ultimately the web-based software development business was abandoned.

Management reviewed various strategic alternatives, and on October 26, 2006, the Company entered into a Contribution Agreement with Platinum Research Organization L.P., a Texas limited partnership (“Platinum LP”), Lubrication Partners, a joint venture and sole shareholder of Platinum IP Management, Inc., the general partner of Platinum LP, each holding a limited partnership interest in Platinum LP, and Cork Jaeger as the representative of all PRO Transferors and Steve Drayton as the representative of certain individual private placement investors in the Company.

The Company, at the time being “NorthTech Corporation,” merged with its wholly-owned subsidiary Platinum Research Organization, Inc., a Nevada corporation (“NV Sub”), on October 31, 2006, in order to amend its charter documents, change its name to “Platinum Research Organization, Inc.” and effect a 5-for-1 forward split of its outstanding common stock. On April 13, 2007, the Company completed another merger with its wholly-owned subsidiary, Platinum Research Organization, Inc., a Delaware corporation (“DE Sub”), to reincorporate the Company in Delaware. The name of the surviving company remained “Platinum Research Organization, Inc.,” and the certificate of incorporation and bylaws of DE Sub became the certificate of incorporation and bylaws of the Company. Both NV Sub and DE Sub were formed by the Company for the sole purpose of effecting the aforementioned transactions in preparation for the consummation of the transactions contemplated by the Contribution Agreement. On April 18, 2007, we closed the Contribution Agreement (Note 8), which resulted in our acquisition of Platinum LP and the appointment of a new slate of directors. As a result of our acquisition of Platinum LP, the Company’s new business focus is the design, development and commercialization of patented high-performance lubricants and coatings.

The acquisition of Platinum LP has been accounted for as a reverse acquisition application of the purchase method of accounting by the Company (formerly known as NorthTech), with Platinum LP treated as the accounting acquirer. Accordingly, the assets and liabilities of the Company (formerly known as NorthTech) have been recorded at their respective historical costs and added to those of Platinum LP, and the reported results of operations of the Company reflect the historical results of operations of Platinum LP.

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007

The Company’s financial statements as at June 30, 2007 and for the three- and six-month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $2,366,352 for the six-month period ended June 30, 2007 and had cash of $5,083,044 at June 30, 2007.

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

Restatements

Subsequent to the Company’s issuance of 5,000,000 shares of Series “A” Preferred Stock (“Series A Preferred”) in connection with the consummation of the Contribution Agreement on April 18, 2007, the Company’s Audit Committee and management concluded that changes were necessary to correct the accounting for the Series A Preferred shares in the financial statements for the three and six months ended June 30, 2007. The Company previously classified the 5,000,000 Series A Preferred shares issued on April 18, 2007 as components of Shareholders’ Equity. Since the Certificate of Designation for these shares contains a mandatory redemption date the Company has determined these shares should be classified as a long-term liability in accordance with SFAS 150. The correction of this error required the Series A Preferred shares to be reflected as a long-term liability on the Company’s Balance Sheet. The long-term liability will be increased by $900,000 over the five-year period from the issuance date to the mandatory redemption date of the Preferred shares to reflect the 20% redemption premium contained in the Certificate of Designation for the Series A Preferred. The correction of this error increased interest expense, increased the net loss and increased the long-term liability reported by the Company by $36,000 for the three months and six months ended June 30, 2007. The recognition of this item did not affect the cash balance of the Company.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007

The Company also did not properly calculate or record the intrinsic value of the Beneficial Conversion Feature contained in Series A Preferred shares. The Series A Preferred shares are convertible into shares of the Company’s common shares at a value of $0.18 per common share at the option of the holder, which price was less than the fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature which should have been recognized as a discount against the long-term liability and is limited to the proceeds received from the issuance of the Series A Preferred shares. The recognition of the Beneficial Conversion Feature resulted in a discount of $4,500,000 offsetting the long-term liability for the Series A Preferred shares and a $4,500,000 increase in additional paid-in capital at the issuance date of the Series A Preferred shares. Additionally, in accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares, which will result in a reduction of the long term liability discount and an increase in interest expense over this five-year period. The correction of this error increased interest expense, increased the net loss and reduced the Beneficial Conversion Discount by $180,000 for the three and six months ended June 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also identified an error in the calculation of compensation cost for the three and six months ended June 30, 2007. On April 18, 2007, options for 3,116,428 shares of common stock were issued at an exercise price of $1.35. The compensation cost related to the issuance of these stock options was not recorded in the financial statements for the period ended June 30, 2007. Recognizing the additional compensation expense resulted in increased salary expense and an increased net loss of $91,431 for the three and six months ended June 30, 2007 and did not affect the cash balance of the Company.

The following table reflects the restatement for each line on the Company’s unaudited Consolidated Balance Sheet as of June 30, 2007:

	As of June 30, 2007
Line Item	Original Balance	Adjustment	Restated Balance
Mandatorily Redeemable Preferred Stock	$—	$4,500,000	$4,500,000
Preferred Stock, Beneficial Conversion Discount	$—	$(4,320,000)	$(4,320,000)
Preferred Stock, Discount on Convertible Liability	$—	$36,000	$36,000
Shareholders’ Equity	$2,627,962	$(216,000)	$2,411,962

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007

The following table reflects the restatement for each line on the Company’s unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
Line Item	Original Balance	Adjustment	Restated Balance	Original Balance	Adjustment	Restated Balance
Salaries	$152,754	$91,431	$244,185	$275,044	$91,431	$366,475
Total SG&A	$943,508	$91,431	$1,034,939	$1,456,803	$91,431	$1,548,234
Interest Expense	$234,794	$216,000	$450,794	$444,794	$216,000	$660,794
Net Loss Before Taxes	$(1,241,238)	$(307,430)	$(1,548,668)	$(2,058,922)	$(307,430)	$(2,366,352)
Net Loss	$(1,241,238)	$(307,430)	$(1,548,668)	$(2,058,922)	$(307,430)	$(2,366,352)
Dividends Declared on Preferred Stock	$—	$(93,700)	$(93,700)	$—	$(93,700)	$(93,700)
Net Loss Attributed to Common Shareholders	$(1,241,238)	$(401,130)	$(1,642,368)	$(2,058,922)	$(401,130)	$(2,460,052)
Per Share Amounts
Net Loss	$(0.02)	$—	$(0.02)	$(0.04)	$—	$(0.04)
Dividends Declared on Preferred Stock	$—	$—	$—	$—	$—	$—
Net Loss Attributed to Common Shareholders	$(0.02)	$—	$(0.02)	$(0.04)	$—	$(0.04)

Principles of consolidation

The consolidated financial statements include the accounts of PRO, Inc., PRO, LP and PIP, LP, its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Intangible Assets

Amortizable Intellectual Property. For the six-month period ended June 30, 2007, the Company had $3,557,371 in amortizable intellectual property that consisted principally of capitalized patent costs related to the Company’s five patents. The net balance at June 30, 2007 consisted of $4,570,803 in gross patent carrying costs and $1,013,432 of accumulated amortization. These patents are being amortized over their useful remaining life and have an average weighted amortization period of 15 years.

If a particular patent or trademark is denied or abandoned, the associated costs are written off.

Non-amortizable Intellectual Property. For the period ended June 30, 2007 the Company had $172,322 in non-amortizable intellectual property that consisted of capitalized trademark costs and pending patent costs.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007

Intellectual Property consisted of the following for the listed periods:

	Six Months Ended 6/30/2007	Twelve Months Ended 12/31/2006	Twelve Months Ended 12/31/2005
Amortizable Intellectual Property	$4,570,803	$4,552,055	$4,438,810
Less: Accumulated Amortization	(1,013,432)	(853,848)	(537,119)

	3,557,371	3,698,207	3,901,691
Non-amortizable Intellectual Property	172,322	133,490	160,859

	$3,729,693	$3,831,697	$4,062,550

Future Amortization costs for Amortizable Intellectual Property are as follows:

6 months ended 12/31/2007	$74,835
12 months ended 12/31/2008	463,657
12 months ended 12/31/2009	307,317
12 months ended 12/31/10	307,317
12 months ended 12/31/11	307,317
12 months ended 12/31/12	307,317
Beyond	1,789,611

Total	$3,557,371

Amortization expense relating to Intellectual Property was $159,584 and $316,729 for the six month period ended June 30, 2007 and the twelve month period ended December 31, 2006, respectively.

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

Research and Development

The Company’s research and development efforts are conducted primarily by the University of Texas at Arlington. Research and development expenditures consist primarily of research salaries and materials consumed in the testing and evaluation process. All such expenses are expensed as incurred. The Company’s research and development expenditures for the six months ended June 30, 2007 were $108,976 compared to $72,749 for the same period in 2006. Research and development expenses are included in the Product Evaluation and Technical Support line item of Selling, General and Administrative expenses.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007

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

June 30, 2007

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.	Long Term Liabilities

On April 18, 2007, the Company issued a total of 5,000,000 authorized preferred shares designated as Series “A” Preferred Stock (the “Series A Preferred Stock”), which are convertible into shares of the Company’s common stock at a rate of five common shares for each share of Series A Preferred at any time by the holder or by the Company under certain conditions. The Series A Preferred is also subject to mandatory conversion on the last day of any period of twenty consecutive trading days ending on or after the sale of the underlying shares of common stock are registered with the Securities and Exchange Commission in which the volume weighted average of the daily market price of the Company’s common stock equals or exceeds 200% of the adjusted conversion price of the Series A Preferred.

The terms of the Series A Preferred entitle the holder to annual cumulative dividends of $0.09 per share, payable quarterly at the discretion of the Company’s Board of Directors. The annual cumulative dividend will be reduced to $0.045 per share upon the Company entering into a commercial agreement(s) that increases the Company’s aggregate revenues to $40,000,000 per annum and to $0.018 per share upon the Company recording net revenues equal to or greater than $1,000,000 per quarter.

The Series A Preferred has a maturity date of five years from the date of closing of the Contribution Agreement (see Note8).

At June 30, 2007, the Company had 5,000,000 shares of Series A Preferred shares outstanding which were issued at $0.90 per share. The Certificate of Designation for the Series A Preferred includes a mandatory redemption requirement on the maturity date of April 18, 2012 that requires the Company to redeem all of the outstanding shares of its Series A Preferred, to the extent that it has funds legally available at the time, and to the extent that the Series A Preferred shares have not been converted to shares of common stock, at a redemption price of $1.08 per share. As a result of the mandatory conversion requirement and per SFAS 150, these Series A Preferred shares have been classified as a Long Term Liability. Additionally, the $0.18 per share discount (redemption price of $1.08 less issued price of $0.90) will be recorded as interest expense of $900,000 ($0.18 x 5,000,000 shares) over the 5-year period from April 18, 2007 to April 18, 2012. Accordingly, $36,000 has been recorded as interest expense in the three month period ended June 30, 2007.

The Series A Preferred shares are convertible to common shares at a value of $0.18 per common share at the option of the holder, which price was less than the fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature that should be recognized as a discount against the long-term liability and as an increase to additional paid in capital, since the conversion would be accomplished through the issuance of shares of common stock. The amount of the discount is limited to the proceeds received from the issuance of the Series A Preferred shares ($4,500,000). In accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares. For the three and six months ended June 30, 2007, $180,000 accretion of the discount was recognized as additional interest expense.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007

5.	Long Term Debt

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

6.	Capital Stock

Authorized

As of June 30, 2007, the Company’s total authorized capital was 400,000,000 common shares, with a par value of $0.001 per common share, and 100,000,000 preferred shares, with a par value of $0.001 per preferred share. The Company has designated 5,000,000 preferred shares as Series A Preferred shares.

Issued and outstanding

Under the terms of the Contribution Agreement (Note 8), on April 18, 2007, the Company:

a)	issued to the Pro Transferors 55,000,000 unregistered shares of Company common stock;

b)	issued to the Investors 5,000,000 shares of Series A Preferred Stock;

c)	issue to Investa Corporation and Ms. Cecelia Pineda 2,500,000 warrants to purchase shares of common stock at a price of $0.26 per share; and

d)	cancelled 22,500,000 shares of Company common stock held by Ms. Pineda.

As of June 30, 2007, the Company’s total issued and outstanding capital stock consisted of 75,000,000 common shares, 5,000,000 shares of Series A Preferred and warrants to acquire 2,500,000 common shares.

On February 8, 2007, the Company issued 10,000,000 common shares valued at a price of $0.05 per share upon the exercise of previously outstanding share purchase warrants. As of June 30, 2007, no share purchase warrants in this series were outstanding.

On October 11, 2006 the Company incorporated NV Sub in the state of Nevada. Effective October 31, 2006, the Company merged with NV Sub for the purpose of effecting a change of name to “Platinum Research Organization, Inc.” and a recapitalization of the Company’s capital stock. Pursuant to this transaction, each outstanding share of common stock of the Company was exchanged for and became five shares of NV Sub common stock on the effective date of the transaction. For accounting purposes, the transaction was accounted for as a recapitalization.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007

On March 30, 2006, 10,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and one fifth of one purchase warrant share. Each full purchase warrant share entitles the holder to purchase an additional five common shares of the Company at a price of $0.25 per common share expiring March 30, 2009.

Warrants

The following is a summary of warrant activities during the six-month period ended June 30, 2007:

	Number of warrants	Weighted average exercise price
Outstanding and exercisable at December 31, 2006	2,000,000	$0.25
Exercised	(2,000,000)	$0.25

Outstanding and exercisable at March 31, 2007	—	—

Granted	2,500,000	$0.26

Outstanding and exercisable at June 30, 2007	2,500,000	$0.26

7.	Equity

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment” under the modified prospective method described therein. Compensation expense recognized in the three- and six-month periods ended June 30, 2006 and 2007 includes compensation expense for all stock-based payments granted, modified or vested since adoption of SFAS No. 123R based on the grant date fair value. Stock-based compensation expense recognized in the three- and six-month periods ended June 30, 2007 was included in Selling, General and Administrative Expenses and totaled $136,484 and $172,843, respectively. No stock-based compensation was recognized in the three- and six-month periods ended June 30, 2006.

Prior to the consummation of the transactions contemplated by the Contribution Agreement (see Note 8), Platinum LP had issued to key executive officers and consultants, options to acquire up to 18.685% of limited partner partnership interests in Platinum LP. Following the completion of the transactions contemplated in the Contribution Agreement, the Company issued options to acquire 23,292,184 shares of common stock to holders of the Platinum LP options, in substitution for, and following the cancellation of, the Platinum LP options. The substitution of the Company options for the Platinum LP options complied with Sections 409A and 424 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations proposed and issued thereunder. Accordingly, and in addition to the satisfaction of other requirements under these provisions, the ratio of the exercise price to the fair market value of the shares subject to the Company options issued in substitution of the Platinum LP options immediately following the consummation of the transactions contemplated by the Contribution Agreement was not greater than the ratio of the exercise price to the fair market value of the canceled Platinum LP options immediately prior to the transaction. Additionally, the excess of the fair market value of the Company options issued in substitution of the Platinum LP options over their respective strike prices did not exceed the fair market value of the

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007

Platinum options over their respective strike prices. The fair market value of the Platinum LP options was established by an independent appraisal by Empire Valuation Consultants, LLC which was completed in August 2007.

8.	Contribution Agreement

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

b)	Issued to the Investors 5,000,000 shares of Series A Preferred and 2,500,000 share purchase warrants (the “Warrants”). Each Warrant is exercisable for one common share of the Company at an exercise price of $0.26 per share for a three-year period from date of closing; and

c)	Entered into a bridge loan agreement (the “Loan Agreement”) with Platinum LP, pursuant to which the Company loaned Platinum LP $1,000,000 (the “Platinum LP Note”). The Platinum LP Note bore regular interest at an annual rate of 10% per annum, was due and payable six months from the date of issuance, and was secured by a second lien on all of the assets of Platinum LP. On January 17, 2007, the Company advanced $1,000,000 to Platinum LP under the terms of the Loan Agreement. The Loan Agreement was satisfied on the April 18, 2007 closing date upon the conversion of the promissory note evidencing the loan into shares of Series A Preferred.

During the period, the Company entered into an amending agreement whereby the Company will assume certain general security obligations upon closing of the Contribution Agreement.

At the Company’s Special Meeting held on April 12, 2007, stockholders approved the completion of the proposed Contribution Agreement transaction with Platinum LP et al. The closing of the Contribution Agreement transaction became effective April 18, 2007.

9.	Commitments

On June 20, 2007, the Company signed a five-year lease for new office space at a rate of approximately $60,000 per year, effective August 15, 2007 (see Note 10). The Company had previously leased office space from EFO Holdings, a related party to Lubrication Partners, L.P. and Lubrication Partners Joint Venture, our two largest stockholders.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007

10.	Subsequent Events

On July 3, 2007, the Company entered into a $60,000 standby letter of credit agreement with Crescent Real Estate Funding VIII LP as a condition of an office lease, also with Crescent Real Estate Funding VIII LP, entered into on June 20, 2007.

On August 3, 2007, the independent members of the Company’s Board of Directors met and approved a proposal to cancel all of the outstanding employee stock options held by the Company’s then Chief Financial Officer, Michael D. Newman, which were granted on April 18, 2007 at an exercise price of $1.35, and reissue 3,116,428 options at an exercise price of $0.79, which was the closing per share market price of the common stock on August 3, 2007.

11.	Earnings Per Share

Basic earnings per share are computed by dividing net earnings less dividends on Series A Preferred by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similarly to basic earnings per share, except the denominator is increased by including the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. This calculation is not done for periods in a loss position as this would be antidilutive.

	Three Months Ended		Six Months Ended		For the Period from Date of
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	Inception to 6/30/07
	(Restated)		(Restated)		(Restated)
Numerator
Net Income (Loss)	(1,548,668)	(541,786)	(2,366,352)	(1,054,976)	(8,206,863)
Dividends Declared on Preferred Stock	(93,700)	—	(93,700)	—	(93,700)

Net Loss Attributable to Common Shareholders	(1,642,368)	(541,786)	(2,460,052)	(1,054,976)	(8,300,563)
Denominator
Basic Weighted Average Shares Outstanding	68,571,429	22,609,890	55,483,425	27,582,873	29,721,503
Basic Earnings per Share	(0.02)	(0.02)	(0.04)	(0.04)	(0.28)

12.	Debt Forgiveness

In April 2004, $5,536,597 of debt owed by Platinum LP to Lubrication Partners Joint Venture was forgiven in exchange for 100% equity interest in Platinum LP.

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

Plan of Operation

On April 18, 2007, the Company closed the Contribution Agreement, which resulted in the acquisition of Platinum LP and the appointment of a new slate of directors. Under the terms of the Contribution Agreement:

•

Lubrication Partners, joint venture (“GP Transferor”) contributed all of the capital stock of Platinum IP Management, Inc., the general partner of Platinum LP (“PRO GP”) (the “PRO GP Capital Stock”), free and clear of all liens, to the Company;

•

each limited partner of Platinum LP contributed all of the outstanding limited partner partnership interests of Platinum LP (collectively, the “Partnership Interests”) held by such limited partner, free and clear of all liens, to the Company; and

•

certain individuals who invested in the Company (the “Investors”) contributed $4,500,000 in new capital by way of private placement to the Company. This private placement included the conversion of the convertible promissory notes totaling $1,000,000 held by two Investors.

In return, the Company issued the aggregate total of:

•	55,000,000 unregistered shares of its common stock to GP Transferor for the PRO GP Capital Stock and for the Partnership Interests;

•	5,000,000 unregistered shares of Series A Preferred to the Investors; and

•	2,500,000 unregistered common stock share purchase warrants to Investa Corporation and Ms. Cecelia Pineda.

Concurrent with the closing of the Contribution Agreement, Ms. Pineda returned to the Company’s treasury 22,500,000 shares of common stock of the Company held in her name.

The Company’s acquisition of Platinum LP has been accounted for as a reverse acquisition application of the purchase method of accounting by the Company, with Platinum LP being treated as the accounting acquirer. Accordingly, the assets and liabilities of the Predecessor were recorded at their respective historical costs and added to those of Platinum LP, and the reported results of operations of the Company now and going forward reflect the historical financial and operating results of Platinum LP.

As a result of the foregoing transactions, the Pro Transferors now own 73.33% of the issued and outstanding shares of common stock of the Company on a non-diluted basis and 53.66% of the Company’s common stock on a fully-diluted basis.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

Net Sales and Gross Profit. Net sales and gross profit for both the three-month period ended June 30, 2007 and the three-month period ended June 30, 2006 were $0. The Company is a development stage company and continues to focus its efforts on the marketing and commercialization of the Company’s products and technologies, the registration of its products with the Environmental Protection Agency (the “EPA”), in Europe, Japan and the Far East and on further developing its relationships with key business partners in the Engine Oil, Grease, Industrial Oil and Coatings markets.

Selling, General and Administrative Expenses. The Company’s total SG&A expenses for the three-month period ended June 30, 2007 were $1,034,939, an increase of $789,488 over total SG&A expenses of $245,451 for the three-month period ended June 30, 2006. Total SG&A expenses are composed of outside legal and professional fees, salaries, insurance costs, product evaluation and technical support and other SG&A expenses.

The Company’s outside legal and professional fees for the three-month period ended June 30, 2007 were $395,494, an increase of $322,749 over outside legal and professional fees of $72,745 for the three-month period ended June 30, 2006. This increase was due to legal and professional costs incurred in connection with the Company’s issuance of the Series A Preferred and the issuance of warrants to acquire 2,500,000 shares of common stock; increased public company compliance costs; recruitment costs associated with hiring a new Chief Financial Officer; and increased product and technology consultancy costs.

The Company incurred $200,317 in costs related to the Contribution Agreement for the three-month period ended June 30, 2007. No such costs were incurred during the same period in 2006. These costs consisted of outside legal, accounting and audit work related to the Contribution Agreement and related transactions.

The Company’s salaries expense for the three-month period ended June 30, 2007 was $244,185, an increase of $171,053 over salaries expense of $73,132 for the three-month period ended June 30, 2006. This increase was primarily due to non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R, the addition of a new Chief Financial Officer following consummation of the Contribution Agreement and the execution of a new employment contract for the Company’s Chief Executive Officer. Of the total salaries increase, $136,484 related to expensing of stock options.

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

Depreciation and Amortization. Depreciation for the three-month period ended June 30, 2007 was $122,880, an increase of $1,052 over depreciation of $121,828 for the three-month period ended June 30, 2006 and relates principally to the amortization of loan issuance costs for debt with the Seattle City Employees’ Retirement System (“SCERS”).

Interest Expense. Interest expense for the three-month period ended June 30, 2007 was $450,794 which was an increase of $240,794 compared to interest expense of $210,000 for the three-month period ended June 30, 2006.

Interest expense for the three-month period of 2007 was comprised of $210,000 interest related to $6,000,000 of long-term debt with the City of Seattle Retirement System; $216,000 of interest related to recording the amortization of a beneficial conversion discount and the amortization of a mandatory redemption premium related to the Company’s Series A Preferred (please see Note 4 to the Company’s Notes to Financial Statements); and $24,794 of interest on $1,000,000 in short term promissory notes that were settled in April of 2007.

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

Selling, General and Administrative Expenses. The Company’s total SG&A expenses for the six-month period ended June 30, 2007 were $1,548,234, an increase of $1,084,905 over total SG&A expenses of $463,329 for the six-month period ended June 30, 2006. Total SG&A expenses are composed of outside legal and professional fees, salaries, insurance costs, product evaluation and technical support and other SG&A expenses.

The Company’s outside legal and professional fees for the six-month period ended June 30, 2007 were $526,121, an increase of $381,826 over outside legal and professional fees of $144,295 for the six-month period ended June 30, 2006. This increase was due to legal and professional costs incurred in connection with the Company’s issuance of the Series A Preferred and the issuance of warrants to acquire 2,500,000 shares of common stock; increased public company compliance costs; recruitment costs associated with hiring a new Chief Financial Officer; and increased product and technology consultancy costs.

The Company incurred $339,783 in costs related to the Contribution Agreement for the six-month period ended June 30, 2007. No such costs were incurred during the same period in 2006. These costs consisted of outside legal, accounting and audit work related to the Contribution Agreement and related transactions.

The Company’s salaries expense for the six-month period ended June 30, 2007 was $366,475, an increase of $220,922 over salaries expense of $145,553 for the six-month period ended June 30, 2006. This increase was primarily due to non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R, the addition of a new Chief Financial Officer following consummation of the Contribution Agreement and the execution of a new employment contract for the Company’s Chief Executive Officer. Of the total salaries increase, $172,483 was related to the expensing of stock options.

The Company’s insurance costs for the six-month period ended June 30, 2007 were $78,036, an increase of $52,441 over insurance costs of $25,595 for the six-month period ended June 30, 2006. This increase was principally due to the purchase of a new Directors and Officers Liability Policy.

Product evaluation and technical support expenses for the six-month period ended June 30, 2007 were $108,976, an increase of $36,226 over product evaluation and technical support expenses of $72,750 for the six-month period ended June 30, 2006. This increase was due to an increase in scope of the testing and research efforts conducted at the University of Texas at Arlington related to the Company’s products and technologies.

Other SG&A expenses for the six-month period ended June 30, 2007 were $36,320, an increase of $22,627 over other SG&A expenses of $13,693 for the six-month period ended June 30, 2006. This increase was due mainly to increased office support costs.

Depreciation and Amortization. Depreciation for the six-month period ended June 30, 2007 was $245,355, an increase of $1,915 over depreciation of $243,440 for the six-month period ended June 30, 2006 and relates principally to the amortization of loan issuance costs for debt with SCERS.

Interest Expense. Interest expense for the six-month period ended June 30, 2007 was $660,794, an increase of $240,794 over interest expense of $420,000 for the six-month period ended June 30, 2006, due mainly to $24,794 in additional interest costs associated with $1,000,000 in convertible promissory notes and $216,000 of interest related to recording the amortization beneficial conversion discount and the amortization of a mandatory redemption premium related to the Company’s Series A Preferred. Both of these entries are non-cash items and are non-recurring (please see Note 4 to the Company’s Notes to Financial Statements).

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

Research and Development

The Company’s research and development expenditures for the six month period ended June 30, 2007 were $108,976 compared to $72,750 for the six month period ended June 30, 2006. The R&D expenditures are comprised of research staff salaries and materials consumed in the testing and evaluation process. The Company has established an alliance with the University of Texas at Arlington to collaborate on research, development, testing and commercialization efforts. The number of personnel for each project is reviewed and agreed upon annually by the Company and the University of Texas at Arlington as a part of the budgeting process. The Company is then billed monthly per the budgeting contract. The Company expenses all such R&D expenditures as incurred. The Company does not track R&D costs by project, as the majority of R&D expenditures for each project are comprised of salaries for research personnel and materials consumed in testing and evaluation. The Company also utilizes a number of mechanical testing laboratories equipped with a variety of gasoline and diesel engines, driveline and other mechanical equipment to evaluate the performance of additives for lubricants and fuels.

For the calendar years of 2007 and 2008, there are five key projects, as identified and described below, that comprise the Company’s R&D budget. All of the listed projects are currently active and have research personnel assigned. Company management reviews the project progress on a monthly basis. All of the identified key projects are in progress, and are expected to continue for the next 12-18 months. As such, the Company is unable to estimate completion dates with any reasonable certainty. The Company’s inability to successfully complete or fund these projects could have a material adverse impact on the Company’s ability to execute its business plan.

Grease

The Company’s Grease project consists of research into anti-wear and extreme pressure enhancements for lubrication greases. Product development for the Company’s original Grease product, TechroBond 280, is complete. As TechroBond 280 utilizes existing registered materials in its composition, no additional product registration is necessary. The suppliers of raw materials and a contract manufacturer for manufacturing the material have been contracted by the Company. The Company’s ongoing research and development in the Grease project is focused on enhancing the existing TechroBond 280 product and ensuring its compatibility with customers’ products.

Coatings

The Company’s Coatings project consists of research into anti-fouling paints and anti-corrosion coatings and testing of products to be used in anti-graffiti or other anti-fouling media applications. Product development for this project is still in the early stages, and no registration of the product or product approvals from regulatory agencies has occurred. Proof of concept testing is currently underway, using a variety of approaches and materials. The early results of the Company’s product testing are promising, but no marketable product has been developed, and there is no assurance that the products can be developed into a marketable product.

Engine Oil (Use of ZDDP in HD Oil Applications)

The Company’s Engine Oil ZDDP Applications project consists of testing the use of fluorinated ZDDP in heavy duty engine oil applications. Product development for this project is in the intermediate stages, and registration of the base materials is currently underway. Product testing is currently focused on bench wear testing as part of defining the proper blend to be used in a marketable product.

Engine Oil (Improved Lubrication in Engine Oils)

The Company’s Engine Oil Improved Lubrication project consists of research into improved lubrication in engine oils. Product development for this project’s product, TechroBond 240, is in the final stages of development, and the product’s materials have been registered with the EPA and are currently undergoing testing for registration in the European Union, which is expected to be completed in the third quarter of 2008. Following European Union registration, further registration will be conducted in additional international jurisdictions. Manufacturing processes have been defined, and a contract manufacturer has been identified for the manufacture of the product. Actual engine tests utilizing the product are currently being schedules, and should be completed during the first half of 2008.

Testing of Interaction of Anti-Oxidants with F-ZDDP

This project consists of testing the interaction of anti-oxidants and F-ZDDP, as its name suggests. Product development in this project is in the intermediate stages, with registration of the base materials currently underway (see the Engine Oil (Improved Lubrication in Engine Oils) project description above). This project’s product is currently undergoing bench oxidation tests to determine interactions and compatibility with existing engine oil additive packages.

Liquidity and Capital Resources

As of June 30, 2007, the Company had total cash on hand of $5,083,044, of which $1,565,667 was restricted cash. Cash needs during the next twelve months are expected to average approximately $300,000 per month. As of June 30, 2007, the Company believed it had sufficient funds available to fund operations for approximately the next ten to eleven months.

Cash flows used in operating activities for the six months ended June 30, 2007 were $1,595,891 compared to $815,927 used in operating activities for the six-month period ended June 30, 2006.

As of June 30, 2007, the Company did not have any material commitments for capital expenditures. The Company is currently working with a manufacturer in Tulsa, Oklahoma to evaluate the manufacturing process and required capital to produce TechroBond 240. The Company expects that if it is able to receive additional financing in the first half of 2008, it will complete its evaluation of the manufacturing process and commit to an estimated $1,000,000 in capital expenditures for a manufacturing facility to support the first phase of its production of TechroBond 240.

Net cash provided by financing activities was $5,000,000 for the first six months of 2007, consisting primarily of the private placement of 5,000,000 shares of Series A Preferred for a purchase price of $4,500,000. The Series A Preferred is subject to the terms and conditions of a Certificate of Designation, which terms and conditions include a 10% accrued dividend that will be reduced to a 5% dividend upon the Company entering into a commercial agreement(s) that will increase the Company’s aggregate revenues to $40 million per year, and further reduced to a 2% dividend upon the Company recording net revenues of $1 million per quarter. Each share of Series A Preferred may be converted into five shares of common stock at anytime by the holder and under certain conditions by the Company. The Series A Preferred must be redeemed by the Company on April 18, 2012, or prior to that time if the Company fails to fulfill certain obligations to those holders of Series A Preferred for reserving and registering for resale the shares that may be issued upon conversion or upon certain assignments or bankruptcy proceedings.

Immediately following the closing of the Contribution Agreement, Platinum LP became the sole operating subsidiary of the Company, holding substantially all of the Company’s operating assets, other than (i) the intellectual property used by the Company, which is held by Platinum Intellectual Property L.P. (“PIP”), a wholly-owned subsidiary of Platinum LP, and (ii) the proceeds of the Series A Preferred offering completed as part of the Contribution Agreement, which are held by the Company directly. On December 3, 2004, the Company and PIP entered into a secured note purchase agreement, which provided for PIP to obtain a $6.0 million term loan from SCERS (the “Seattle Loan”).

In connection with the Contribution Agreement, SCERS, the Company, Platinum LP, PIP, Newlight Capital LLC (“Newlight”) and JPMorgan Chase Bank, N.A. entered into an amendment of the Seattle Loan on January 9, 2007, which became effective upon the closing of the Contribution Agreement on April 18, 2007. The Seattle Loan is governed by a senior secured note issued by PIP to SCERS. The principal amount outstanding under the Seattle Loan will continue to bear interest at a fixed rate equal to 14% per annum, which will increase to 19% per annum following any event of default under the senior secured note. Accrued interest on the outstanding principal is payable on a quarterly basis, and all outstanding principal and interest is due and payable on February 28, 2011. As additional consideration for making the loan, SCERS will receive quarterly participation payments at the end of each fiscal quarter that are equal to the greater of (i) 5% of the Company’s gross revenues on a consolidated basis, or (ii) 20% of the Company’s consolidated net income, for such quarter. The participation payments will continue until SCERS is paid all of the principal and accrued interest under the Seattle Loan, plus an aggregate $6.0 million in participation payments. SCERS has received no participation payments through December 31, 2007.

PIP’s performance under the Seattle Loan is secured by all of the assets of PIP, including all of the registered intellectual property used in the Company’s business. In addition, approximately $1.4 million of the loan proceeds were placed in escrow, representing 18 months of estimated interest expense, in the amount of $1.25 million, and $150,000 of certain estimated fees that are payable in connection with the Seattle Loan.

As amended, the Seattle Loan is subject to certain financial covenants and restrictions, including limitations on incurring indebtedness or granting liens, mergers or consolidations, distributions, expenditures in excess of budgeted amounts, leases, compensation of management, sale of assets and capital expenditures, which apply equally to PIP, Platinum LP and the Company. If PIP issues or sells any new promissory note while the Seattle Loan is outstanding that are on terms that are more favorable than those under the Seattle Loan, as determined in SCERS’s sole discretion, then the Seattle Loan will automatically be amended such that those more favorable terms will apply to the Seattle Loan to the same extent as they are to apply under the new promissory note. PIP may issue one or more new promissory notes having an aggregate principal amount of no more than $9.0 million, and SCERS will take any actions that are necessary in order to permit the purchasers of such notes to have a security interest and lien that is pari passu with SCERS interests in the collateral securing the Seattle Loan. Any amounts borrowed by PIP that are in excess of the $9.0 million limit shall be subordinate to the Seattle Loan.

Newlight serves as the monitoring agent on behalf of SCERS. In consideration for those services, Newlight received a placement fee of $450,000 at the initial funding and continues to receive $120,000 in annual monitoring fees after the closing of the Contribution Agreement. Newlight received substitution options for 1,909,938 shares of the Company’s common stock upon closing of the Contribution Agreement, representing approximately 1.50% of the Company’s outstanding shares, on a fully-diluted basis, after the closing of the Contribution Agreement. Newlight also serves as a consultant to the Company in connection with its intellectual property commercialization efforts as well as in raising additional capital. Newlight receives a percentage of the total additional capital raised or revenues generated from intellectual property commercialization as compensation for such consulting services.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are adequate to continue operating and maintaining its current business strategy during the next seven to eight months. However, if the Company is unable to realize revenue from the commercialization of its products or is unable to raise additional capital in the future, management expects that the Company will need to seek additional capital on less favorable terms and/or pursue other remedial measures. The financial statements included in this Quarterly Report on Form 10-QSB do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accounting Policies – Intangible Assets

The Company evaluates annually the carrying value of its intellectual property for recoverability by analyzing the expected sales and profits of its products in the grease, engine oil and industrial oil markets over the next five years. In conducting its impairment analysis, the Company only tests intellectual property being amortized per SFAS 144; non-amortizable intellectual property is excluded. Amortizable intellectual property was $3,698,207 as of December 31, 2006.

The Company’s impairment testing methodology involves testing the carrying amount of its intellectual property assets compared to the undiscounted cash flows from the Company’s estimated operations (excluding interest) for the years 2008 through 2012. While the Company recognizes that the useful lives of its patents extend beyond 2012 and in some case to the year 2020, the Company’s planning period is five years, and data is not available for years beyond 2012.

At December 31, 2006, the Company’s impairment testing revealed that the sum of the undiscounted cash flows for the applicable testing period exceeded the carrying values of amortizable intellectual property. Based on this analysis, the Company expected that sufficient profit will be realized from these sales to recover the balance of intellectual property on its books, and therefore did not believe that any impairment of its intellectual property existed at December 31, 2006. As such, no impairment adjustment was recorded.

Restatements

Subsequent to the Company’s issuance of 5,000,000 shares of Series A Preferred in connection with the consummation of the Contribution Agreement on April 18, 2007, the Company’s Audit Committee and management concluded that changes were necessary to correct the accounting for the Series A Preferred shares in the financial statements for the three and six months ended June 30, 2007. The Company previously classified the 5,000,000 Series A Preferred shares issued on April 18, 2007 as components of Shareholders’ Equity. Since the Certificate of Designation for these shares contains a mandatory redemption date and in accordance with SFAS 150, the Company has determined these shares should be classified as a long-term liability in accordance with SFAS 150. The correction of this error will required the Series A Preferred shares to be reflected as a long-term liability on the Company’s Balance Sheet. The long-term liability will be increased by $900,000 over the five-year period from the issuance date to the mandatory redemption date of the Preferred shares to reflect the 20% redemption premium contained in the Certificate of Designation for the Series A Preferred. The correction of this error increased interest expense, increased the net loss and increased the long-term liability by $36,000 for the three months and six months ended June 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also did not properly calculate or record the intrinsic value of the Beneficial Conversion Feature contained in Series A Preferred shares. The Series A Preferred shares are convertible into shares of the Company’s common stock at a value of $0.18 per common share at the option of the holder, which price was less than the fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature which should have been recognized as a discount against the long-term liability and is limited to the proceeds received from the issuance of the Series A Preferred shares. The recognition of the Beneficial Conversion Feature resulted in a discount of $4,500,000 offsetting the long-term liability for the Series A Preferred shares and a $4,500,000 increase in additional paid-in capital at the issuance date of the Series A Preferred shares. Additionally, in accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares, which will result in a reduction of the long term liability discount and an increase in interest expense over this five year period. The correction of this error increased interest expense, increased the net loss and reduced the Beneficial Conversion Discount by $180,000 for the three and six months ended June 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also identified an error in the calculation of compensation cost for the three and six months ended June 30, 2007. On April 18, 2007, options for 3,116,428 shares of common stock were issued at an exercise price of $1.35. The compensation cost related to the issuance of these stock options was not recorded in the financial statements for the period ended June 30, 2007. Recognizing the additional compensation expense resulted in increased salary expense and an increased net loss of $91,431 for the three and six months ended June 30, 2007 and did not affect the cash balance of the Company.

The following table reflects the restatement for each line on the Company’s unaudited Consolidated Balance Sheets as of June 30, 2007:

	As of June 30, 2007
Line Item	Original Balance	Adjustment	Restated Balance
Mandatorily Redeemable Preferred Stock	$—	$4,500,000	$4,500,000
Preferred Stock, Beneficial Conversion Discount	$—	$(4,320,000)	$(4,320,000)
Preferred Stock, Discount on Convertible Liability	$—	$36,000	$36,000
Shareholders’ Equity	$2,627,962	$(216,000)	$2,411,962

The following table reflects the restatement for each line on the Company’s unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
Line Item	Original Balance	Adjustment	Restated Balance	Original Balance	Adjustment	Restated Balance
Salaries	$152,754	$91,431	$244,185	$275,044	$91,431	$366,475
Total SG&A	$943,508	$91,431	$1,034,939	$1,456,803	$91,431	$1,548,234
Interest Expense	$234,794	$216,000	$450,794	$444,794	$216,000	$660,794
Net Loss Before Taxes	$(1,241,238)	$(307,430)	$(1,548,668)	$(2,058,922)	$(307,430)	$(2,366,352)
Net Loss	$(1,241,238)	$(307,430)	$(1,548,668)	$(2,058,922)	$(307,430)	$(2,366,352)
Dividends Declared on Preferred Stock	$—	$(93,700)	$(93,700)	$—	$(93,700)	$(93,700)
Net Loss Attributed to Common Shareholders	$(1,241,238)	$(401,130)	$(1,642,368)	$(2,058,922)	$(401,130)	$(2,460,052)
Per Share Amounts
Net Loss	$(0.02)	$—	$(0.02)	$(0.04)	$—	$(0.04)
Dividends Declared on Preferred Stock	$—	$—	$—	$—	$—	$—
Net Loss Attributed to Common Shareholders	$(0.02)	$—	$(0.02)	$(0.04)	$—	$(0.04)

Critical Accounting Policies and Significant Judgments and Estimates

Other than changes mentioned above under “Restatements”, there have been no material changes in our critical accounting policies or critical accounting estimates since the filing of our initial registration statement on Form SB-2 in January 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, “Significant Accounting Policies” in the Notes to Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, they have concluded that our current disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-QSB because of the material weaknesses discussed below.

Identification of a Material Weakness

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of management’s analysis of comments received from the SEC in the review of a registration statement previously filed by us, our CFO began an internal review of the accounting treatment of the issuance of the Company’s Series A Preferred. Based on the results of this internal review, on March 24, 2008, our Audit Committee concluded that the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2007, and the related Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007, that were presented in our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, contained errors relating to the accounting of this financing transaction, and that these Unaudited Condensed Consolidated Financial Statement should be amended and restated. See Note 2 of the Company’s Notes to Condensed Consolidated Financial Statements for a discussion of the nature of these errors.

During the preparation of the financial statements for the year ended December 31, 2007, the Company identified an error in the calculation of compensation cost for the three and six month period ended June 30, 2007. On April 18, 2007, options for 3,116,428 shares of common stock at an exercise price of $1.35 were issued. On August 3, 2007, these options were cancelled and reissued as an exercise price of $0.79. Although the cancellation and reissuance of the stock options was disclosed in the previously issued financial statements for the periods ended June 30, 2007, the compensation cost for the April 18, 2007 grant was not recorded in the financial statements. See Note 2 of the Company’s Notes to Condensed Consolidated Financial Statements presented under Item 1 of this Quarterly Report on Form-10QSB for a discussion of this error.

As a result of the restatements described above, our management has determined that material weaknesses existed in our internal controls over financial reporting with respect to the analysis of and accounting for the financing transaction and stock option grant. Due to the material weaknesses in internal control over financial reporting, our CEO and our CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective.

Remediation of Material Weaknesses

In March 2008, the Company we identified the need for additional consultative accounting guidance on unusual, infrequent or significant accounting transactions. In response, the Audit Committee of our Board of Directors engaged Saville, Dodgen & Company, P.A., an independent licensed accounting firm, to provide technical accounting guidance on all financing transactions, equity transactions and other extraordinary transactions consummated by the Company outside of the ordinary course of business. Saville, Dodgen will provide accounting research and guidance to augment the skills of our internal staff on an ongoing basis.

Upon the March 1, 2008 resignation of our Chief Financial Officer, we identified the need to obtain a licensed CPA to fill the role of Chief Financial Officer on an interim basis. In March 2008, the Company appointed Mr. David A. Hart as Interim Chief Financial Officer to satisfy this need. Mr. Hart has extensive senior management experience with public and private companies, as well as significant experience with public company financial reporting. Mr. Hart is performing a major role in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures.

We believe that the addition of Interim Chief Financial Officer and the engagement of Saville, Dodgen will be sufficient to remediate the material weaknesses in the Company’s disclosure controls and procedures described above.

Changes in Internal Control Over Financial Reporting

Other than that described above, there has not been any change in our internal control over financial reporting, that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

On April 12, 2007, the Company held a special meeting of its stockholders. Of the 42,500,000 shares of Company common stock outstanding on the record date for the special meeting, 25,518,050 were represented and voted at the special meeting. At this meeting, the Company’s stockholders voted as indicated on the following proposals submitted to them for consideration:

1.	To approve the Contribution Agreement between the Company and Platinum Research Organization L.P., Lubrication Partners, Platinum IP Management, Inc., each person holding a limited partnership interest in Platinum Research Organization L.P., John T. (“Cork”) Jaeger and Steve Drayton on behalf of certain investors.

FOR: 25,518,050	AGAINST: 0	ABSTAIN: 0

2.	To approve the reincorporation of the Company from the State of Nevada to the State of Delaware pursuant to a merger of the Company with and into a newly formed Delaware corporation that is currently a wholly owned subsidiary of the Company.

FOR: 25,518,050	AGAINST: 0	ABSTAIN: 0

3.	To adopt a new Certificate of Incorporation and new Bylaws under the laws of the State of Delaware.

FOR: 25,518,050	AGAINST: 0	ABSTAIN: 0

4.	To adopt the Platinum Research Organization, Inc. Stock Incentive Plan.

FOR: 25,518,050	AGAINST: 0	ABSTAIN: 0

5.	To appoint six new directors to the Company’s Board of Directors.

	FOR	AGAINST	ABSTAIN
Thomas G. Plaskett	25,518,050	0	0
John T. (“Cork”) Jaeger	25,518,050	0	0
Allan McArtor	25,518,050	0	0
Arnold Burns	25,518,050	0	0
Ben Du Pont	25,518,050	0	0
Mike McMillan	25,518,050	0	0

No other business was presented, and there were no broker non-votes.

Item 6.	Exhibits.

Exhibit No.	Description

2.1	Contribution Agreement, dated October 26, 2006, by and among Platinum Research Organization, LP, Lubrication Partners, joint venture, Platinum IP Management, Inc., John T. (Cork) Jaeger as the representative of the partners of Platinum Research Organization, LP, and Steve Drayton as the representative of all certain individuals who invested in the Company in a private placement completed in conjunction with the Contribution Agreement (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K/A-1 dated October 26, 2006).

2.2	Amendment to Contribution Agreement dated December 26, 2006. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated January 9, 2007).

2.3	Amendment to Contribution Agreement dated February 28, 2007. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated February 28, 2007).

3.1	Certificate of Incorporation of Platinum Research Organization, Inc.*

3.2	Bylaws of Platinum Research Organization, Inc.*

4.1	Certificate of Designations for Series “A” Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2007).

4.2	Registration Rights Agreement, dated April 18, 2007, between the Company, the investors named therein, Investa Corporation and Cecilia Pineda (incorporated by reference to Exhibit 4.4 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

4.3	Lock-Up Agreement, dated April 18, 2007, between the Company, Lubrication Partners, Joint Venture and Lubrication Partners, L.P Pineda (incorporated by reference to Exhibit 4.7 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

4.4	Voting Agreement, dated April 18, 2007, between the Company, Lubrication Partners, Joint Venture and Lubrication Partners, L.P. Pineda (incorporated by reference to Exhibit 4.6 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

10.1	Consulting Agreement, dated April 14, 2007, between Platinum Research Organization, Inc., The Fairmount Company and John T. Jaeger, Jr. (incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007).

10.2	Platinum Research Organization, Inc. Stock Incentive Plan (incorporated by reference to Exhibit E of the Company’s Proxy Statement on Schedule 14A filed on April 2, 2007).

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14.

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14.

32.1	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed previously.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM RESEARCH ORGANIZATION, INC.

Date: March 31, 2008	By:	/s/ John T. Jaeger, Jr.
John T. Jaeger, Jr.
President, Chief Executive Officer and Member of the Board of Directors

Date: March 31, 2008	By:	/s/ David A. Hart
David A. Hart
Interim Chief Financial Officer