Form 10QSB/A
period 2007-09-30
Platinum Research Organization, Inc.
filed 2008-03-31
CIK 1330340

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

EXPLANATORY NOTE

This Form 10-QSB/A is being filed by Platinum Research Organization, Inc. (the “Company”) to amend its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2007 (the “Report”) that was filed with the Securities and Exchange Commission on November 13, 2007. For the reader’s convenience, this Amendment No. 1 includes all Items included in the Report, even those not amended by this Amendment No. 1. The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Report except those required to reflect the effects of the restatement of the Company’s financial statements for the periods presented or as deemed necessary in connection with the completion of the Company’s restated financial statements. Changes from the original to the amended filing include: (i) amendments to the Company’s financial statements in Item 1 to address the Company’s accounting for its shares of Series “A” Preferred Stock and the cancellation and reissuance of stock options; (ii) amendments to Management’s Discussion and Analysis or Plan of Operation in Item 2; and (iii) modifications of management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures in Item 3. In addition, this Amendment No. 1 includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

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

The unaudited consolidated financial statements presented in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A restate the unaudited consolidated financial statements of the Company contained in the Company’s Quarterly Report on Form 10-QSB originally filed with the Securities and Exchange Commission (“SEC”) on November 13, 2007.

On March 24, 2008, the Audit Committee of the Company’s Board of Directors determined that the Company’s previously issued unaudited financial statements for the three and nine months ended September 30, 2007 (the “Financial Statements”) contained errors in accounting with respect to the Company’s issuance of its shares of Series “A” Preferred Stock (“Series A Preferred”) on April 18, 2007 and errors in accounting with respect to the cancellation and reissuance of stock options on April 18, 2007. As a result, the Audit Committee, in consultation with management and the Company’s independent registered public accounting firm, concluded that the Company’s unaudited financial statements included in the Form 10-QSB for the period ended September 30, 2007 should no longer be relied upon and should be restated.

The Company previously classified the 5,000,000 shares of Series A Preferred issued on April 18, 2007 as components of Shareholders’ Equity. Since the Certificate of Designation for these shares contains a mandatory redemption date, the Company has determined these shares should be reclassified as a long-term liability in accordance with SFAS 150. The correction of this error has resulted in the Series A Preferred being reflected as a long-term liability on the Company’s Balance Sheet. The correction of this error increased interest expense and net loss by $45,370 and $81,370 for the three and nine months ended September 30, 2007, respectively. The correction also increased the long-term liability by $81,370 as of September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also did not properly calculate or record the intrinsic value of the Beneficial Conversion Feature contained in the Series A Preferred. The shares of Series A Preferred are convertible into shares of the Company’s common stock at a value less than the fair market value of the underlying common stock when the shares of Series A Preferred were issued on April 18, 2007. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature and has resulted in a discount of $4,500,000 offsetting the long-term liability for the Series A Preferred shares and a $4,500,000 increase in additional paid-in capital at the issuance date of the Series A Preferred shares. Additionally, in accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares, resulting in a reduction of the long term liability discount and an increase in interest expense over this five-year period. The correction of this error increased interest expense and increased net loss by $226,849 and $406,849 for the three and nine months ended September 30, 2007, respectively. The correction of this error also reduced the Beneficial Conversion Discount by $406,849 as of September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also identified an error in the calculation of compensation cost for the three and six months ended June 30, 2007. On April 18, 2007, options for 3,116,428 shares of the Company’s common stock were issued at an exercise price of $1.35. Although the cancellation and reissuance of the stock options was previously disclosed in the financial statements, the additional compensation cost was not recorded in the financial statements for the period ended September 30, 2007. Recognizing the additional compensation expense resulted in increased salary expense and an increased net loss of $157,929 and $249,360, respectively, for the three and nine months ended September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

See Note 2 to the Notes to Consolidated Financial Statements for a discussion regarding the impact of the restatements on the Financial Statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	Sep 30, 2007	Dec 31, 2006
	(Restated)
Assets
Current Assets
Cash – unrestricted	$2,395,623	$211,778
Cash-Restricted	1,585,598	1,527,389

Total Cash	3,981,221	1,739,167
Accounts Receivable	3,738	3,301

Total Current Assets	3,984,959	1,742,468
Property, Plant and Equipment - Net of accumulated depreciation	77,364	1,402
Other Assets
Loan Issuance Costs - Net of accumulated amortization	199,237	327,254
Intellectual Property - Net of accumulated amortization	3,538,566	3,698,207
Intellectual Property - non amortizable	193,843	133,490

Total Other Assets	3,931,646	4,158,951

Total Assets	$7,993,969	$5,902,821

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	$83,070	$134,187
Accrued Interest	70,000	70,000
Preferred Dividend Payable	206,199	—

Total Current Liabilities	359,269	204,187
Long Term Debt	6,000,000	6,000,000
Long Term Liabilities
Mandatorily Redeemable Preferred Stock	4,500,000	—
Preferred Stock, Beneficial Conversion Discount	(4,093,151)	—
Preferred Stock, Discount on Convertible Liability	81,370	—

Total Long Term Liabilities	488,219	—

Shareholders’ Equity	1,146,481	(301,366)

Total Liabilities and Shareholders’ Equity	$7,993,969	$5,902,821

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Incr/ (Decr)	Nine Months Ended		Incr/ (Decr)	For the Period From Date of Inception
	9/30/07	9/30/06		9/30/07	9/30/06		to 9/30/07
	(Restated)			(Restated)			(Restated)
Sales	$—	$—	$—	$—	$—	$—	$—
Cost of Goods Sold	—	—	—	—	—	—	—
Gross Profit	—	—	—	—	—	—	—
Selling General and Administrative Expenses
Salaries	349,538	73,132	276,406	716,013	218,685	497,328	1,512,484
Travel	17,547	18,328	(781)	86,787	68,932	17,855	310,452
Product Evaluation / Technical Support	156,570	31,375	125,195	265,546	104,125	161,421	653,472
Outside Legal and Professional Fees	250,921	89,163	161,758	777,042	233,458	543,584	1,707,007
Contribution Agreement Related Costs	—	—	—	339,783	—	339,783	339,783
Insurance	18,806	12,696	6,110	96,842	38,291	58,551	264,872
Rent	6,081	6,503	(422)	29,364	17,342	12,022	101,789
Other	41,229	5,156	36,073	77,549	18,849	58,700	169,332

Total SG&A	840,692	236,353	604,339	2,388,926	699,682	1,689,244	5,059,191
Depreciation and Amortization	84,065	122,231	(38,166)	329,420	365,671	(36,251)	1,540,474
Other Income	62,046	27,998	34,048	150,076	99,791	50,285	416,618
Interest Expense	482,219	210,000	272,219	1,143,013	630,000	513,013	3,368,747

Net Loss Before Taxes	(1,344,930)	(540,586)	(532,125)	(3,711,283)	(1,595,562)	(31,777,502)	(9,551,794)
Income Tax - Current	—	—	—	—	—	—	—
Income Tax - Deferred	—	—	—	—	—	—	—

Net Loss	(1,344,930)	(540,586)	(804,344)	(3,711,283)	(1,595,562)	(2,115,721)	(9,551,794)
Dividends Declared on Preferred Stock	(112,500)	—	(112,500)	(206,200)	—	(206,200)	(206,200)

Net Loss Attributed to Common Shareholders	$(1,457,430)	$(540,586)	$(916,844)	$(3,917,483)	$(1,595,562)	$(2,321,921)	$(9,757,994)

Per Share Amounts
Net Loss	$(0.01)	$(0.02)	$(0.01)	$(0.05)	$(0.05)	—	$(0.27)
Dividends Declared on Preferred Stock	—	—	—	—	—	—	—

Loss per Common Share – Basic	$(0.01)	$(0.02)	$0.01	$(0.05)	$(0.05)	—	$(0.27)

Weighted Average Number of Shares used in per share calculations - Basic	102,500,000	32,500,000	70,000,000	77,335,165	29,239,927	48,095,238	36,684,000

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Period Ended		Inception to 9/30/2007
	9/30/2007	9/30/2006
	(Restated)		(Restated)
Cash Flow From Operating Activities
Net Loss for the Period	$(3,711,283)	$(1,595,562)	$(9,551,794)
Items not requiring Cash
Depreciation and Amortization	329,420	365,671	1,540,474
Option Expense	364,798	—	364,798
Interest Expense – Preferred Stock Discount	488,219	—	488,219
Changes in Assets and Liabilities
(Increase) / Decrease in Receivables	94	(937)	(3,207)
Increase / (Decrease) in Payables	(51,116)	(4,049)	83,071
Increase / (Decrease) in Accrued Interest	—	—	1,167,681

Net Cash Used in Operating Activities	(2,579,868)	(1,234,877)	(5,910,758)

Cash Flow From Investing Activities
Purchases of Property, Plant and Equipment	(77,655)	(715)	(80,628)
Investment in Intellectual Property	(100,423)	(68,075)	(347,052)

Net Cash Used in Investing Activities	(178,078)	(68,790)	(427,680)

Cash Flow From Financing Activities
Net Proceeds—Long Term Debt	—	—	5,550,000
Preferred Shares Issued for Cash	4,500,000	—	4,500,000
Funds Received From Previously Controlled Entity	500,000	—	500,000
Loan Costs/Other	—	(9,879)	(230,341)

Net Cash Generated From Financing Activities	5,000,000	(9,879)	10,319,659

Increase (decrease) in cash and cash equivalents	2,242,054	(1,313,546)	3,981,221
Cash and Cash Equivalents Beginning of Period	1,739,167	3,553,211	—

Cash and Cash Equivalents End of Period	$3,981,221	$2,239,665	$3,981,221

Supplemental Disclosures:
Cash Paid During the Period for:
Interest	$654,794	$630,000	$2,880,528
Income Tax	—	—	—
Non-Cash Items
Purchase of Intellectual Property Through the Assumption of Debt	—	—	$4,475,789
Partners Capital Contribution Resulting from the Forgiveness of Debt	—	—	$5,536,597
Preferred Dividends	$206,200	—	$206,200
Loan Costs Netted Against Proceeds of Loan	—	—	$450,000
Interest Expense	$488,219	—	$488,219

The accompanying notes are an integral part of these financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity

	Number Common Shares Issued	Number Preferred Shares Issued	Number of Warrants Issued	Capital Stock $	Preferred Stock $ (Restated)	Paid in Capital and Distributions $ (Restated)	Subscrip- tions Payable $ (Restated)	Warrants $	Deficit Accumulated $ (Restated)	Shareholders Equity $ (Restated)
Balance at April 28, 2004 – Date of Inception
Forgiveness of Debt (Note 12)						5,536,597				5,536,597
Capital Contributions						4,484				4,484
Distributions						(145)				(145)
Net Loss									(1,347,794)	(1,347,794)

Balance at December 31, 2004						5,540,936			(1,347,794)	4,193,142

Capital Contributions						1,938				1,938
Distributions						(4,740)				(4,740)
Net Loss									(2,147,610)	(2,147,610)

Balance at December 31, 2005						5,538,134			(3,495,404)	2,042,730

Capital Contributions						1,086				1,086
Distribution						(75)				(75)
Net Loss for period									(2,345,107)	(2,345,107)

Balance at December 31, 2006						5,539,145			(5,840,511)	(301,366)

Capital Contribution						268				268
Earnings Charge for options expense (Note 7)						36,359				36,359
Net Loss for period									(817,684)	(817,684)

Balance at March 31, 2007						5,575,772			(6,658,195)	(1,082,423)

Capital contributions cash						269				269
Shares Issued to PRO Transferors (Note 6)	55,000,000			55,000		(55,000)
Preferred Equity raised (Note 4)		5,000,000
Warrants Issued to Investa/Pineda (Note 6)			2,500,000
Earnings charge for options expense (Note 7)						136,484				136,484
Preferred dividends payable (Note 4)							(93,700)			(93,700)
Net Loss for Period									(1,548,669)	(1,548,669)
Beneficial conv option – Preferred Stock (Note 4)						4,500,000				4,500,000
Equity of PRO Inc. at 3/31/2007	42,500,000			42,500		435,097				477,597
Change in PRO Inc. Equity 3/31-4/18/2007	(22,500,000)			(22,500)		44,904				22,404

Equity of PRO Inc at 4/18/2007	20,000,000			20,000		480,001				500,001

Balance at June 30, 2007	75,000,000	5,000,000	2,500,000	75,000		10,637,526	(93,700)		(8,206,864)	2,411,962

Capital Contributions						(6)				(6)
Distributions
Preferred Dividend payable (Note 4)							(112,500)			(112,500)
Earnings charge for options expense (Note 7)						191,955				191,955
Net Loss for period									(1,344,930)	(1,344,930)

Balance at September 30, 2007	75,000,000	5,000,000	2,500,000	75,000		10,829,475	(206,200)		(9,551,794)	1,146,481

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

The Company’s financial statements at September 30, 2007 and for the three- and nine-month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $3,711,283 for the nine -month period ended September 30, 2007 and had cash of $3,981,221 at September 30, 2007.

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

Restatements

Subsequent to the Company’s issuance of 5,000,000 shares of Series “A” Preferred Stock (“Series A Preferred”) in connection with the consummation of the Contribution Agreement on April 18, 2007, the Company’s Audit Committee and management concluded that changes were necessary to correct the accounting for the Series A Preferred shares in the financial statements. The Company previously classified the 5,000,000 Series A Preferred shares issued on April 18, 2007 as components of Shareholders’ Equity. Since the Certificate of Designation for these shares contains a mandatory redemption date, the Company has determined these shares should be classified as a long-term liability in accordance with SFAS 150. The correction of this error required the Series A Preferred shares to be reflected as a long-term liability on the Company’s Balance Sheet. The long-term liability will be increased by $900,000 over the five-year period from the issuance date to the mandatory redemption date of the Preferred shares to reflect the 20% redemption premium contained in the Certificate of Designation for the Series A Preferred. The correction of this error increased interest expense and the net loss by $45,370 and $81,370 respectively for the three and nine months ended September 30, 2007. The correction increased the long-term liability by $81,370 as of September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

The Company also did not properly calculate or record the intrinsic value of the Beneficial Conversion Feature contained in Series A Preferred shares. The Series A Preferred shares are convertible into shares of the Company’s stock at a value of $0.18 per common share at the option of the holder, which price was less than the $1.35 fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature which should have been recognized as a discount against the long-term liability and is limited to the proceeds received from the issuance of the Series A Preferred shares. The recognition of the Beneficial Conversion Feature resulted in a discount of $4,500,000 offsetting the long-term liability for the Series A Preferred shares and a $4,500,000 increase in additional paid-in capital at the issuance date of the Series A Preferred shares. Additionally, in accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares. The accretion resulted in a reduction of the long term liability discount and an increase in interest expense over this five year period. The correction of this error increased interest expense and increased the net loss by $226,849 and $406,849 respectively for the three and nine months ended September 30, 2007. The correction of this error reduced the Beneficial Conversion Discount by $406,849 as of September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also identified an error in the calculation of compensation cost for the three and nine months ended September 30, 2007. On April 18, 2007, options for 3,116,428 shares of common stock at an exercise price of $1.35 were issued. On August 3, 2007, these options were cancelled and reissued at an exercise price of $0.79. Under SFAS 123R, the cancellation and reissuance of stock options should result in increased compensation cost over the service period of the new option grant. Although the cancellation and reissuance of the stock options was previously disclosed in the financial statements, the additional compensation cost was not recorded in the financial statements for the period ended September 30, 2007. Recognizing the additional compensation expense resulted in increased salary expense and increased net loss of $157,929 and $249,360 respectively for the three and nine months ended September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The following table reflects the restatement for each line on the unaudited Balance Sheet as of September 30, 2007:

	As of September 30, 2007
Line Item	Original Balance	Adjustment	Restated Balance
Mandatorily Redeemable Preferred Stock	$—	$4,500,000	$4,500,000
Preferred Stock, Beneficial Conversion Discount	$—	$(4,093,151)	$(4,093,151)
Preferred Stock, Discount on Convertible Liability	$—	$81,370	$81,370
Shareholders’ Equity	$1,634,700	$(488,219)	$1,146,481

The following table reflects the restatement for each line on the unaudited Statement of Operations for the three and nine months ended September 30, 2007:

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
Line Item	Original Balance	Adjustment	Restated Balance	Original Balance	Adjustment	Restated Balance
Salaries	$191,609	$157,929	$349,538	$466,653	$249,360	$716,013
Total SG&A	$682,763	$157,929	$840,692	$2,139,566	$249,360	$2,388,926
Interest Expense	$210,000	$272,219	$482,219	$654,794	$488,219	$1,143,013
Net Loss Before Taxes	$(914,782)	$(430,148)	$(1,344,930)	$(2,973,704)	$(737,579)	$(3,711,283)
Net Loss	$(914,782)	$(430,148)	$(1,344,930)	$(2,973,704)	$(737,579)	$(3,711,283)
Dividends Declared on Preferred Stock	$—	$(112,500)	$(112,500)	$—	$(206,200)	$(206,200)
Net Loss Attributed to Common Shareholders	$(914,782)	$(542,648)	$(1,457,430)	$(2,973,704)	$(943,779)	$(3,917,483)
Per Share Amounts
Net Loss	$(0.01)	$—	$(0.01)	$(0.04)	$(0.01)	$(0.05)
Dividends Declared on Preferred Stock	$—	$—	$(0.00)	$—	$—	$(0.00)
Net Loss Attributed to Common Shareholders	$(0.01)	$—	$(0.01)	$(0.04)	$(0.01)	$(0.05)

Principles of consolidation

The consolidated financial statements include the accounts of Platinum Research Organization, Inc., Platinum Research Organization, L.P. and Platinum Intellectual Property, LP., its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Intangible Assets

Amortizable Intellectual Property. For the nine-month period ended September 30, 2007, the Company had $3,538,566 in amortizable intellectual property that consisted principally of capitalized patent costs related to the Company’s five patents. The net balance at September 30, 2007 consisted of $4,592,124 in gross patent carrying costs and $1,053,558 of accumulated amortization. These patents are being amortized over their useful remaining life and have an average weighted amortization period of 15 years. If a particular patent or trademark is denied or abandoned, the associated costs are written off.

Non-amortizable Intellectual Property. For the period ended September 30, 2007 the Company had $193,483 in non-amortizable intellectual property that consisted of capitalized trademark costs and pending patent costs.

Intellectual Property consisted of the following for the listed periods:

	Nine Months Ended 9/30/2007	Twelve Months Ended 12/31/2006	Twelve Months Ended 12/31/2005
Amortizable Intellectual Property	$4,592,124	$4,552,055	$4,438,810
Less: Accumulated Amortization	(1,053,558)	(853,848)	(537,119)

	3,538,566	3,698,207	3,901,691
Non-amortizable Intellectual Property	193,843	133,490	160,859

	$3,732,409	$3,831,697	$4,062,550

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

Future Amortization costs for Amortizable Intellectual Property are as follows:

3 months ended 12/31/2007	$56,030
12 months ended 12/31/2008	463,657
12 months ended 12/31/2009	307,317
12 months ended 12/31/10	307,317
12 months ended 12/31/11	307,317
12 months ended 12/31/12	307,317
Beyond	1,789,611

Total	$3,538,566

Amortization expense relating to Intellectual Property was $178,389 and $316,729 for the nine month period ended September 30, 2007 and twelve month period ended December 31, 2006, respectively.

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

Research and Development

The Company’s research and development efforts are conducted primarily by the University of Texas at Arlington. Research and development expenditures consist primarily of research salaries and materials consumed in the testing and evaluation process. All such expenses are expensed as incurred. The Company’s research and development expenditures for the nine months ended September 30, 2007 were $200,401 compared to $104,125 for the same period in 2006. Research and development expenses are included in the Product Evaluation and Technical Support line item of Selling, General and Administrative expenses.

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

On April 18, 2007, the Company issued a total of 5,000,000 authorized preferred shares were designated as Series “A” Preferred Stock, which are convertible into shares of the Company’s common stock at a rate of five common shares for each share of Series A Preferred at any time by the holder or by the Company under certain conditions. The Series A Preferred is also subject to mandatory conversion on the last day of any period of twenty consecutive trading days ending on or after the sale of the underlying shares of common stock are registered with the Securities and Exchange Commission in which the volume weighted average of the daily market price of the Company’s common stock equals or exceeds 200% of the adjusted conversion price of the Series A Preferred.

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

At September 30, 2007, the Company had 5,000,000 shares of Series A Preferred shares outstanding which were issued at $0.90 per share. The Certificate of Designation for the Series A Preferred includes a mandatory redemption requirement on the maturity date of April 18, 2012 that requires the Company to redeem all of the outstanding shares of its Series A Preferred, to the extent that it has funds legally available at the time, and to the extent that the Series A Preferred shares have not been converted to shares of common stock, at a redemption price of $1.08 per share. As a result of the mandatory conversion requirement and per SFAS 150, these Series A Preferred shares have been classified as a Long Term Liability. Additionally, the $0.18 per share discount (redemption price of $1.08 less issued price of $0.90) will be recorded as interest expense of $900,000 ($0.18 x 5,000,000 shares) over the five year period from April 18, 2007 to April 18, 2012. Accordingly, $45,370 and $81,370 respectively has been recorded as interest expense for the three and nine month periods ended September 30, 2007.

The Series A Preferred shares are convertible to common shares at a value of $0.18 per common share at the option of the holder, which price was less than the fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature that should be recognized as a discount against the long-term liability and as an increase to additional paid in capital, since the conversion would be accomplished through the issuance of shares of common stock. The amount of the discount is limited to the proceeds received from the issuance of the Series A Preferred shares. In accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares. For the three and nine months ended September 30, 2007 respectively, $226,849 and $406,849 accretion of the discount, respectively, was recognized as additional interest expense.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007

5.	Long Term Debt

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

Issued and outstanding

Under the terms of the Contribution Agreement (please see Note 8 below), on April 18, 2007, the Company:

a)	issued to the Pro Transferors, 55,000,000 unregistered shares of Company common stock;

b)	issued to the Investors 5,000,000 shares of Series A Preferred;

c)	issued to Investa Corporation and Ms. Cecelia Pineda 2,500,000 warrants to purchase shares of common stock at a price of $0.26 per share; and

d)	cancelled 22,500,000 shares of Company common stock held by Ms. Pineda.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment” under the modified prospective method described therein. Compensation expense recognized in the three and nine month periods ended September 30, 2006 and 2007 includes compensation expense for all stock-based payments granted, modified or vested since adoption of SFAS No. 123R based on the grant date fair value. Stock-based compensation expense recognized in the three- and nine-month periods ended September 30, 2007 was included in Selling, General and Administrative Expenses and totaled $191,955 and $364,798 respectively. No stock-based compensation was recognized in the three and nine month periods ended September 30, 2006.

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

On October 26, 2006, the Company entered into a contribution agreement (the “Contribution Agreement”) with Platinum LP, Lubrication Partners Joint Venture (“GP Transferor”) and sole shareholder of Platinum IP Management, Inc., the general partner of Platinum LP (“PRO GP”), each holding a limited partnership interest in Platinum LP (each, a “Limited Partner” and collectively, the “PRO Transferors”) and John T. (Cork) Jaeger as the representative of all PRO Transferors (the “PRO Transferor Representative”), and Steve Drayton as the representative (the “Investor Representative”) of all certain individuals who invested in the Company (other than the PRO Transferors) (the “Investors”) in a private placement completed in conjunction with the Contribution Agreement.

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

10.	Subsequent Events

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

	Three Months Ended		Nine Months Ended		For the Period from Date of
	September 30, 2007 (Restated)	September 30, 2006	September 30, 2007 (Restated)	September 30, 2006	Inception to 9/30/07 (Restated)
Numerator
Net Income (Loss)	(1,344,930)	(540,586)	(3,711,283)	(1,595,562)	(9,551,794)
Dividends Declared on Preferred Stock	(112,500)	—	(206,200)	—	(206,200)

Net Loss Attributable to Common Shareholders	(1,457,430)	(540,586)	(3,917,483)	(1,595,562)	(9,757,994)
Denominator
Basic Weighted Average Shares Outstanding	102,500,000	32,500,000	77,335,165	29,239,927	36,684,000
Basic Earnings per Share	(0.01)	(0.02)	(0.05)	(0.05)	(0.27)

12.	Debt Forgiveness

In April 2004, $5,536,597 of debt owed by Platinum LP to Lubrication Partners, Joint Venture was forgiven in exchange for 100% equity interest in Platinum LP.

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

The Company’s intellectual property, including its patents, licenses and trademarks, is an important component of its business. The Company actively protects its inventions, new technologies and product developments by filing patent applications or maintaining trade secrets. The Company’s research and development efforts have resulted in proprietary formulations and processes protected by five issued U.S. patents, four U.S. patent applications pending, five U.S. continuation-in-part applications and several trade secrets. The Company has filed these patents or patent applications in key jurisdictions in the international market, and the U.S. patent applications are protected under patent, copyright and trademark filings. These proprietary formulations and processes use specific chemical compounds that can act as a catalyst, a reactant or both to provide surface and substrate modification in both liquid and solid lubricants to wear surfaces such as iron, steel and aluminum.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

Net Sales and Gross Profit. Net sales and gross profit for both the three-month period ended September 30, 2007 and the three-month period ended September 30, 2006 were $0. The Company is a development stage company and continues to focus its efforts on the marketing and commercialization of the Company’s products and technologies, the registration of its products with the Environmental Protection Agency (the “EPA”), in Europe, Japan and the Far East and on further developing its relationships with key business partners in the Engine Oil, Grease, Industrial Oil and Coatings markets.

Selling, General and Administrative Expenses. The Company’s total SG&A expenses for the three-month period ended September 30, 2007 were $840,692 an increase of $604,339 over total SG&A expenses of $236,353 for the three-month period ended September 30, 2006. Total SG&A expenses are composed of outside legal and professional fees, salaries, insurance costs, product evaluation and technical support and other SG&A expenses.

The Company’s outside legal and professional fees for the three-month period ended September 30, 2007 were $250,921, an increase of $161,758 over outside legal and professional fees of $89,163 for the three-month period ended September 30, 2006. This increase was due to increased product and technology consultancy costs; increased public and investor relations costs and increased public company compliance costs associated with SEC filings and filing of a registration statement to register the shares of common stock underlying the Series A Preferred.

The Company’s salaries expense for the three-month period ended September 30, 2007 was $349,538 an increase of $276,406 over salaries expense of $73,132 for the three-month period ended September 30, 2006. This increase was primarily due to non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R, the addition of a new Chief Financial Officer following consummation of the Contribution Agreement and the execution of a new employment contract for the Company’s Chief Executive Officer. Of the total salaries increase, $191,955 was related to expensing of stock options.

The Company’s insurance costs for the three-month period ended September 30, 2007 were $18,806 an increase of $6,110 over insurance costs of $12,696 for the three-month period ended September 30, 2006. This increase was principally due principally to higher insurance costs associated with patents and intellectual property.

Product evaluation and technical support expenses for the three-month period ended September 30, 2007 were $156,570 an increase of $125,195 over product evaluation and technical support expenses of $31,375 for the three-month period ended September 30, 2006. This increase was due to an increase in scope of the testing and research efforts conducted at the University of Texas - Arlington related to the Company’s products and technologies and costs associated with registering the company’s products in foreign countries.

Other SG&A expenses for the three-month period ended September 30, 2007 were $41,229, an increase of $36,073 over other SG&A expenses of $5,156 for the three-month period ended September 30, 2006. This increase was due to increased office support costs and Board of Director related costs.

Depreciation and Amortization. Depreciation for the three-month period ended September 30, 2007 was $84,065, a decrease of $38,166 over depreciation of $122,231 for the three-month period ended September 30, 2006 and relates principally to the amortization of loan issuance costs for debt with the Seattle City Employees’ Retirement System (“SCERS”), the amortization of capitalized patent expenses and the depreciation of office and testing equipment.

Interest Expense. Interest expense for the three-month period ended September 30, 2007 was $482,219 which was an increase of $272,219 compared to interest expense of $210,000 for the three-month period ended September 30, 2006. Interest expense for the three-month period of 2007 was comprised of interest related to $6,000,000 of long-term debt with the SCERS and $272,219 of interest related to the amortization of a beneficial conversion discount and the amortization of a mandatory redemption premium both of which are related to the Company’s Series A Preferred. Both items are non-cash items (please see Note 4 to the Company’s Consolidated Financial Statements).

Other Income. Other income for the three-month period ended September 30, 2007 was $62,046 an increase of $34,048 over other income of $27,998 for the three-month period ended September 30, 2006. This increase was due primarily to interest income from increased cash on hand as a result of equity raised through the Company’s issuance, in April 2007, of the Series A Preferred and the issuance of warrants to acquire 2,500,000 shares of common stock.

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

Selling, General and Administrative Expenses. The Company’s total SG&A expenses for the nine-month period ended September 30, 2007 were $2,388,926, an increase of $1,689,244 over total SG&A expenses of $699,682 for the nine-month period ended September 30, 2006. Total SG&A expenses are composed of outside legal and professional fees, salaries, insurance costs, product evaluation and technical support and other SG&A expenses.

The Company’s outside legal and professional fees for the nine-month period ended September 30, 2007 were $777,042 an increase of $543,584 over outside legal and professional fees of $233,458 for the nine-month period ended September 30, 2006. This increase was due to legal and professional costs incurred in connection with the Company’s issuance of the Series A Preferred and the issuance of warrants to acquire 2,500,000 shares of common stock; increased public company compliance costs associated with SEC filings and the filing of a registration statement to register the shares of common stock underlying the Series A Preferred; recruitment costs associated with hiring a new Chief Financial Officer; increased product and technology consultancy costs; and increased public and investor relations costs.

The Company incurred $339,783 in costs related to the Contribution Agreement for the nine-month period ended September 30, 2007. No such costs were incurred during the same period in 2006. These costs consisted of outside legal, accounting and audit work related to the Contribution Agreement and related transactions.

The Company’s salaries expense for the nine-month period ended September 30, 2007 was $716,013, an increase of $497,328 over salaries expense of $218,685 for the nine-month period ended September 30, 2006. This increase was primarily due to non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R, the addition of a new Chief Financial Officer following consummation of the Contribution Agreement and the execution of a new employment contract for the Company’s Chief Executive Officer. Of the total salaries increase, $364,798 was related to expensing of stock options.

The Company’s insurance costs for the nine-month period ended September 30, 2007 were $96,842, an increase of $58,551 over insurance costs of $38,291 for the nine-month period ended September 30, 2006. This increase was due to the purchase of a new Directors and Officers Liability Policy and higher costs associated with patents and intellectual property.

Product evaluation and technical support expenses for the nine-month period ended September 30, 2007 were $265,546, an increase of $161,421 over product evaluation and technical support expenses of $104,125 for the nine-month period ended September 30, 2006. This increase was due to an increase in scope of the testing and research efforts conducted at the University of Texas at Arlington related to the Company’s products and technologies and costs associated with registering the company’s products in foreign countries.

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

Interest Expense. Interest expense for the nine-month period ended September 30, 2007 was $1,143,013 an increase of $513,013 over interest expense of $630,000 for the nine-month period ended September 30, 2006, due mainly to $24,794 in additional interest costs associated with $1,000,000 in convertible promissory notes and $760,438 of interest related to recording the amortization of a beneficial conversion discount and the amortization of a mandatory redemption premium related to the Company’s Series A Preferred. Both of these entries are non-cash items (please see Note 4 to the Company’s Notes to Financial Statements).

Other Income. Other income for the nine -month period ended September 30, 2007 was $150,076, an increase of $50,285 over other income of $99,791 for the nine-month period ended September 30, 2006. This increase was due primarily to interest income from increased cash on hand as a result of equity raised through the Company’s issuance of the Series A Preferred and the issuance of warrants to acquire 2,500,000 shares of common stock April 2007.

Research and Development

The Company’s research and development expenditures for the nine month period ended September 30, 2007 were $200,401 compared to $104,125 for the nine month period ended September 31, 2006. The R&D expenditures are comprised of research staff salaries and materials consumed in the testing and evaluation process. The Company has established an alliance with the University of Texas at Arlington to collaborate on research, development, testing and commercialization efforts. The number of personnel for each project is reviewed and agreed upon annually by the Company and the University of Texas at Arlington as a part of the budgeting process. The Company is then billed monthly per the budgeting contract. The Company expenses all such R&D expenditures as incurred. The Company does not track R&D costs by project, as the majority of R&D expenditures for each project are comprised of salaries for research personnel and materials consumed in testing and evaluation. The Company also utilizes a number of mechanical testing laboratories equipped with a variety of gasoline and diesel engines, driveline and other mechanical equipment to evaluate the performance of additives for lubricants and fuels.

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

Liquidity and Capital Resources

As of September 30, 2007, the Company had total cash on hand of $3,981,221, of which $1,585,598 was restricted cash. Cash needs during the next twelve months are expected to average approximately $300,000 per month. As of September 30, 2007, the Company believed it had sufficient funds available to fund operations for approximately the next seven to eight months.

Cash flows used in operating activities for the nine months of September 30, 2007 were $2,579,868 compared to $1,234,877 used in operating activities for the nine-month period ended September 30, 2006.

As of December 31, 2007, the Company did not have any material commitments for capital expenditures. The Company is currently working with a manufacturer in Tulsa, Oklahoma to evaluate the manufacturing process and required capital to produce TechroBond 240. The Company expects that if it is able to receive additional financing in the first half of 2008, it will complete its evaluation of the manufacturing process and commit to an estimated $1,000,000 in capital expenditures for a manufacturing facility to support the first phase of its production of TechroBond 240.

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

Restatements

Subsequent to the Company’s issuance of 5,000,000 shares of Series “A” Preferred Stock (“Series A Preferred”) in connection with the consummation of the Contribution Agreement on April 18, 2007, the Company’s Audit Committee and management concluded that changes were necessary to correct the accounting for the Series A Preferred shares in the financial statements. The Company previously classified the 5,000,000 Series A Preferred shares issued on April 18, 2007 as components of Shareholders’ Equity. Since the Certificate of Designation for these shares contains a mandatory redemption date, the Company has determined these shares should be classified as a long-term liability in accordance with SFAS 150. The correction of this error required the Series A Preferred shares to be reflected as a long-term liability on the Company’s Balance Sheet. The long-term liability will be increased by $900,000 over the five-year period from the issuance date to the mandatory redemption date of the Preferred shares to reflect the 20% redemption premium contained in the Certificate of Designation for the Series A Preferred. The correction of this error increased interest expense and net loss by $45,370 and $81,370, respectively, for the three and nine months ended September 30, 2007. The correction also increased the long-term liability by $81,370 as of September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also did not properly calculate or record the intrinsic value of the Beneficial Conversion Feature contained in Series A Preferred shares. The Series A Preferred shares are convertible into shares of the Company’s common shares at a value of $0.18 per common share at the option of the holder, which price was less than the fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature which should have been recognized as a discount against the long-term liability and is limited to the proceeds received from the issuance of the Series A Preferred shares. The recognition of the Beneficial Conversion Feature resulted in a discount of $4,500,000 offsetting the long-term liability for the Series A Preferred shares and a $4,500,000 increase in additional paid-in capital at the issuance date of the Series A Preferred shares. Additionally, in accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares, which will result in a reduction of the long term liability discount and an increase in interest expense over this five-year period. The correction of this error increased interest expense and increased net loss by $226,849 and $406,849, respectively, for the three and nine months ended September 30, 2007. The correction of this error also reduced the Beneficial Conversion Discount by $406,849 as of September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also identified an error in the calculation of compensation cost for the three and nine months ended September 30, 2007. On April 18, 2007, options for 3,116,428 shares of common stock at an exercise price of $1.35 were issued. On August 3, 2007, these options were cancelled and reissued at an exercise price of $0.79. Under SFAS 123R, the cancellation and reissuance of stock options should result in increased compensation cost over the service period of the new option grant. Although the cancellation and reissuance of the stock options was previously disclosed in the financial statements, the additional compensation cost was not recorded in the financial statements for the period ended September 30, 2007. Recognizing the additional compensation expense resulted in increased salary expense and increased net loss of $157,929 and $249,360, respectively, for the three and nine months ended September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The following table reflects the restatement for each line on the Company’s unaudited Balance Sheet as of September 30, 2007:

	As of September 30, 2007
Line Item	Original Balance	Adjustment	Restated Balance
Mandatorily Redeemable Preferred Stock	$—	$4,500,000	$4,500,000
Preferred Stock, Beneficial Conversion Discount	$—	$(4,093,151)	$(4,093,151)
Preferred Stock, Discount on Convertible Liability	$—	$81,370	$81,370
Shareholders’ Equity	$1,634,700	$(488,219)	$1,146,481

The following table reflects the restatement for each line on the Company’s unaudited Statement of Operations for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
Line Item	Original Balance	Adjustment	Restated Balance	Original Balance	Adjustment	Restated Balance
Salaries	$191,609	$157,929	$349,538	$466,653	$249,360	$716,013
Total SG&A	$682,763	$157,929	$840,692	$2,139,566	$249,360	$2,388,926
Interest Expense	$210,000	$272,219	$482,219	$654,794	$488,219	$1,143,013
Net Loss Before Taxes	$(914,782)	$(430,148)	$(1,344,930)	$(2,973,704)	$(737,579)	$(3,711,283)
Net Loss	$(914,782)	$(430,148)	$(1,344,930)	$(2,973,704)	$(737,579)	$(3,711,283)
Dividends Declared on Preferred Stock	$—	$(112,500)	$(112,500)	$—	$(206,200)	$(206,200)
Net Loss Attributed to Common Shareholders	$(914,782)	$(542,648)	$(1,457,430)	$(2,973,704)	$(943,779)	$(3,917,483)
Per Share Amounts
Net Loss	$(0.01)	$—	$(0.01)	$(0.04)	$(0.01)	$(0.05)
Dividends Declared on Preferred Stock	$—	$—	$(0.00)	$—	$—	$(0.00)
Net Loss Attributed to Common Shareholders	$(0.01)	$—	$(0.01)	$(0.04)	$(0.01)	$(0.05)

Critical Accounting Policies and Significant Judgments and Estimates

Other than changes mentioned above under “Restatements”, there have been no material changes in our critical accounting policies or critical accounting estimates since the filing of our initial registration statement on Form SB-2 in January 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

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

As part of management’s analysis of comments received from the SEC in the review of a registration statement previously filed by us, our CFO began an internal review of the accounting treatment of the issuance of the Company’s Series A Preferred. Based on the results of this internal review, on March 24, 2008, our Audit Committee concluded that the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007, and the related Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007, that were presented in our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007, contained errors relating to the accounting of this financing transaction, and that these Unaudited Condensed Consolidated Financial Statement should be amended and restated. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the nature of these errors.

During the preparation of the financial statements for the year ended December 31, 2007, the Company identified an error in the calculation of compensation cost for the three and nine months ended September 30, 2007. On April 18, 2007, options for 3,116,428 shares of common stock at an exercise price of $1.35 were issued. On August 3, 2007, these options were cancelled and reissued as an exercise price of $0.79. Under SFAS 123R, the cancellation and reissuance of stock options should result in increased compensation cost over the service period of the new option grant. Although the cancellation and reissuance of the stock options was previously disclosed in the financial statements, the additional compensation cost was not recorded in the financial statements for the three and nine month periods ended September 30, 2007. See Note 2 of the Notes to Condensed Consolidated Financial Statements presented under Item 1 of this Quarterly Report on Form 10-QSB for a discussion of this error.

As a result of the restatements described above, our management has determined that material weaknesses existed in our internal controls over financial reporting with respect to the analysis of and accounting for the financing transaction and stock option grant. Due to the material weaknesses in internal control over financial reporting, our CEO and our CFO concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective.

Remediation of Material Weaknesses

In March 2008, the Company identified the need for additional consultative accounting guidance on unusual, infrequent or significant accounting transactions. In response, the Audit Committee of our Board of Directors engaged Saville, Dodgen & Company, P.A., an independent licensed accounting firm, to provide technical accounting guidance on all financing transactions, equity transactions and other extraordinary transactions consummated by the Company outside of the ordinary course of business. Saville, Dodgen will provide accounting research and guidance to augment the skills of our internal staff on an ongoing basis.

Upon the March 1, 2008 resignation of our Chief Financial Officer, we identified the need to obtain a licensed CPA to fill the role of Chief Financial Officer on an interim basis. In March 2008, the Company appointed Mr. David Hart as Interim Chief Financial Officer to satisfy this need. Mr. Hart has extensive senior management experience with public and private companies, as well as significant experience with public company financial reporting. Mr. Hart is performing a major role in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures.

We believe that the addition of Mr. Hart as the Interim Chief Financial Officer and the engagement of Saville, Dodgen will be sufficient to remediate the material weaknesses in the Company’s Disclosure controls and procedures described above.

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

A list of the exhibits required by Item 601 of Regulation S-B and filed as part of this report is set forth in the Index to Exhibits on page 29, which immediately precedes such exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM RESEARCH ORGANIZATION, INC.

Date: March 31, 2008	By:	/s/ John T. Jaeger, Jr.
John T. Jaeger, Jr.
President, Chief Executive Officer and Member of the Board of Directors

Date: March 31, 2008	By:	/s/ David A. Hart
David A. Hart
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Contribution Agreement, dated October 26, 2006, by and among Platinum Research Organization, LP, Lubrication Partners, joint venture, Platinum IP Management, Inc., John T. (Cork) Jaeger as the representative of the partners of Platinum Research Organization, LP, and Steve Drayton as the representative of all certain individuals who invested in the Company in a private placement completed in conjunction with the Contribution Agreement (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K/A-1 dated October 26, 2006).

2.2	Amendment to Contribution Agreement dated December 26, 2006. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated January 9, 2007).

2.3	Amendment to Contribution Agreement dated February 28, 2007. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated February 28, 2007).

3.1*	Certificate of Incorporation of Platinum Research Organization, Inc.

3.2*	Bylaws of Platinum Research Organization, Inc.

4.1	Certificate of Designations for Series “A” Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2007).

4.2	Registration Rights Agreement, dated April 18, 2007, between the Company, the investors named therein, Investa Corporation and Cecilia Pineda (incorporated by reference to Exhibit 4.4 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

4.3	Lock-Up Agreement, dated April 18, 2007, between the Company, Lubrication Partners, Joint Venture and Lubrication Partners, L.P Pineda (incorporated by reference to Exhibit 4.7 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

4.4	Voting Agreement, dated April 18, 2007, between the Company, Lubrication Partners, Joint Venture and Lubrication Partners, L.P. Pineda (incorporated by reference to Exhibit 4.6 filed with the Company’s Current Report on Form 8-K dated October 26, 2006).

10.1	Exclusive Distribution Agreement, dated July 25, 2007, between R.T. Vanderbilt Company, Inc. and Platinum Research Organization, Inc.

10.2*	Form of Non-Qualified Stock Option Agreement under the Platinum Research Organization, Inc. Stock Incentive Plan.

10.3*	Form of Director’s Non-Qualified Stock Option Agreement under the Platinum Research Organization, Inc. Stock Incentive Plan.

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14.

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14.

32.1	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed Previously