Form 10KSB
period 2007-12-31
Platinum Research Organization, Inc.
filed 2008-04-15
CIK 1330340

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

( Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended December 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 000-52029

PLATINUM RESEARCH ORGANIZATION, INC.

(Name of small business issuer in its charter)

Delaware	20-2842514
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2777 Stemmons Freeway, Suite 1440

Dallas, Texas 75207

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (214) 271-9503

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $0.

The aggregate market value of the voting Common Stock held by non-affiliates as of April 11, 2008 was $17,625,000, based on the average bid and asked price reported by the Over the Counter Bulletin Board as of such date.

As of April 11, 2008 there were 75,000,000 shares of Common Stock, par value $.001 per share, outstanding.

Documents incorporated by reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held May 28, 2008.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

FORWARD-LOOKING STATEMENTS

References in this Form 10-KSB to “we,” “us,” “our” and the “Company” refer to Platinum Research Organization, Inc. and its subsidiaries Platinum Research Organization, L.P. and Platinum Intellectual Property, L.P. This Annual Report on Form 10-KSB contains forward-looking statements. The words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect,” and similar expressions as they relate to us, are included to identify these forward-looking statements. Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future. All statements other than statements of historical fact contained in this Annual Report on Form 10-KSB, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The actual outcome of the events described in these forward-looking statements could differ materially. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

•	the risks associated with growth;

•	changes in customer demand and preferences that cause people to desire products other than those offered by us; and

•	risks associated with the lack of liquidity of our shares of common stock due to the limited public market for our common stock.

These factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the cautionary statements in this Annual Report on Form 10-KSB. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Description of Business

Formation and Historical Information of the Predecessor

Platinum Research Organization, Inc., as the “Predecessor”, was incorporated in the State of Nevada on May 13, 2005, under the name “NorthTech Corporation.” The Predecessor was originally formed to develop, expand and market two web-based database programs—one for small business and the second for community sports teams or groups. The Predecessor completed an initial public offering to further this business in March of 2006. Efforts to implement this business plan were pursued, but ultimately the web-based software development business was abandoned.

Management reviewed various strategic alternatives, and on October 26, 2006, the Predecessor entered into a Contribution Agreement with Platinum Research Organization, L.P. (“Platinum LP”), Lubrication Partners, a joint venture (“GP Transferor”) and sole shareholder of Platinum IP Management, Inc., the general partner of the Company (“PRO GP”), each holding a limited partnership interest in the Company (each, a “Limited Partner” and collectively, the “PRO Transferors”) and Cork Jaeger as the representative of all PRO Transferors and Steve Drayton as the representative of certain individual private placement investors in the Company (other than the PRO Transferors) (the “Investors”).

The Predecessor, at the time being “NorthTech Corporation,” merged with its wholly-owned subsidiary Platinum Research Organization, Inc., a Nevada corporation (“NV Sub”), on October 31, 2006, in order to amend its charter documents, change its name to “Platinum Research Organization, Inc.” and effect a 5-for-1 forward split of its outstanding common stock. On April 13, 2007, the Predecessor completed another merger with its wholly-owned subsidiary, Platinum Research Organization, Inc., a Delaware corporation (“DE Sub”), to reincorporate the Predecessor in Delaware. The name of the surviving company remained “Platinum Research Organization, Inc.,” and the certificate of incorporation and bylaws of DE Sub became the certificate of incorporation and bylaws of the Company. Both NV Sub and DE Sub were formed by the Predecessor for the sole purpose of effecting the aforementioned transactions in preparation for the consummation of the transactions contemplated by the Contribution Agreement. Under the terms of the Contribution Agreement, Platinum LP was acquired and it became a wholly-owned subsidiary of the Company effective April 18, 2007, and the Company adopted the business focus of Platinum LP, which is the design, development and commercialization of patented high-performance lubricants and coatings.

The Predecessor’s acquisition of Platinum LP has been accounted for as a reverse acquisition application of the purchase method of accounting by the Company, with Platinum LP being treated as the accounting acquirer. Accordingly, the assets and liabilities of the Predecessor were recorded at their respective historical costs and added to those of Platinum LP, and the reported results of operations of the Company now and going forward reflect the historical financial and operating results of Platinum LP.

History of Platinum LP

Platinum LP is a Texas limited partnership that was formed on April 28, 2004 for the purpose of designing and commercializing high performance lubricants and coatings. On April 29, 2004, Platinum LP acquired all of the intellectual property of Platinum Research and Development, LLC, a Texas limited liability company originally formed in July 1996 under the name of Platinum Research Organization, LLC whose business was also designing and commercializing high performance lubricants and coatings (“Platinum LLC”), as part of a recapitalization of Platinum LLC. The intellectual property of Platinum LLC was conveyed to Platinum LP in exchange for the forgiveness of an aggregate of $4,475,798 in outstanding notes and accrued interest owed by Platinum LLC to Lubrication Partners, a joint venture. At that time, Lubrication Partners, a joint venture, was the sole stockholder of PRO GP, which was Platinum LP’s general partner, and was also a limited partner of Platinum LP. The intellectual property owned by Platinum LLC and acquired by Platinum LP consisted of the intellectual property that is currently held by the Company and forms the basis for the Company’s TechroBond TM products.

Platinum LP formed Platinum Intellectual Property L.P. (“PIP”) in December 2004 to hold the intellectual property rights related to the business of Platinum LP, which is now conducted by the Company. Platinum LP is the sole limited partner, and holds 99.9% of the partnership interest, of PIP.

Company Products

Eleven years of development efforts by Platinum LP and its predecessors have resulted in the initial commercialization of TechroBondTM in the grease markets with the introduction of TechroBondTM in rail-curve applications in late 2007. The TechroBondTM lubricants have been developed to replace MoS2 greases currently in the marketplace for automotive, railroad, construction, manufacturing, aerospace and heavy engineering applications.

The Company is a development stage company, and as of December 31, 2007, had not recorded any revenues from sales. The Company received its first purchase order from R.T. Vanderbilt in December 2007 for TechroBondTM 280, the Company’s first commercially-available product for use in the global industrial grease market. R.T. Vanderbilt is the exclusive distributor of TechroBondTM 280 for the global industrial grease market. The Company expects that in 2008 it will receive additional purchase orders for and realize revenues from the sale of the TechroBondTM 280 product. TechroBondTM 240, a product that will be sold in both the industrial grease and engine oil markets, is currently being registered in the European Union and has received EPA approval in the U.S. The Company expects to realize revenues from sales of TechroBondTM 240 in 2009 in both the industrial grease and engine oil markets.

Management expects a steady stream of products and applications to be commercialized over the next one to two years in grease, metalworking fluid, hydraulic fluid and other applications; however, the largest addressable markets by order of magnitude are oil additives and specialty coatings. The key to these markets resides in advanced development tests and ongoing discussions with leading U.S. industrial and energy companies. There are no guarantees that all or any of these relationships will result in material agreements; however, the Company approaches those relationships as being combined development efforts geared towards bringing commercial products to market by 2009, rather than being merely research collaborations. Each of these development efforts is subject to strict non-disclosure agreements that the Company relies upon to protect intellectual property rights as well as to shield competitors from any “go to market” plans that these companies may utilize with respect to products or technology derived from these efforts.

TechroBondTM is one of a series of product applications the Company has developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and anti-corrosion capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and anti-corrosion capabilities when measured in bench laboratory tests at the University of Texas at Arlington, and, more important, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to disrupt several large, global markets for lubricants, should the Company be successful in bringing its products that rely upon this new technology to market.

The Company intends to develop three primary product lines within the lubricant additive industry, including greases, industrial oils and engine oils, as well as to develop specialty coatings. The manufacture of TechroBondTM 280 for the industrial grease market has been contracted with Chem Technologies, LTD in Middlefield, Ohio. The manufacture of TechroBondTM 240 is currently in the development phase and has been contracted with Advanced Research Chemicals in Tulsa, Oklahoma. The greases developed by the Company will begin to be commercialized in 2008. Management expects that its industrial oil products will be commercialized in 2009 and 2010 and the engine oils it is developing will be commercialized in 2009. Specialty coatings are still in the applied research stages.

Industry Overview

Lubricant additives are ingredients added to lubricating oils. Lubricant additives are used in a wide variety of vehicle and industrial applications, including engine oil, automatic transmission fluids, gear oils, hydraulic oils, turbine oils and in virtually any other application where metal-to-metal moving parts are utilized. Lubricant additives are organic and synthetic chemical components that enhance wear protection prevent deposits and protect against the hostile operating environment of an engine, transmission, axle, hydraulic pump or industrial machine. These proprietary formulations and processes use specific chemical compounds that can act as a catalyst, a reactant or both to provide surface and substrate modification in both liquid and solid lubricants to wear surfaces such as iron, steel and aluminum.

Lubricants are used in nearly every piece of operating machinery from heavy industrial equipment to vehicles. Lubricants provide a layer of insulation and protection between moving mechanical parts. Without this layer of protection, the normal functioning of machinery would not occur. Effective lubricants reduce downtime, prevent accidents and increase efficiency. Specifically, lubricants serve the following main functions:

•

Friction reduction – Friction is reduced by maintaining a thin film of lubricant between moving surfaces, preventing them from coming into direct contact with one another and reducing wear on moving machinery.

•	Heat removal – Lubricants act as coolants by removing heat resulting from either friction or through contact with other, higher temperature materials.

•

Containment of contaminants – Lubricants can be contaminated in many ways, especially over time. Lubricants are required to function by carrying contaminants away from the machinery and neutralizing the harmful impact of the by-products of combustion on operating machinery.

The functionality of lubricants is created through an exact balance between a base mineral oil and performance enhancing additives. Experienced research professionals attempt to achieve this exact balance in order to meet the goal of creating effective formulations in order for lubricants to function at an optimal level. Lubricant additives are composed of component chemicals specially selected to perform desired functions. These chemical components are blended to create products designed to meet industry and customer specifications. Lubricant additive components are generally classified based upon their intended functionality, including:

•	viscosity index modifiers, which improve the viscosity and temperature characteristics of lubricants and help the lubricant flow evenly to all parts of an engine or machine;

•	detergents, which clean moving parts of engines and machines, suspend oil contaminants and combustion byproducts, and absorb acidic combustion products;

•	dispersants, which serve to inhibit the formation of sludge and particulates;

•	extreme pressure/antiwear agents, which reduce wear on moving engine and machinery parts; and

•	antioxidants, which prevent oil based lubricants from degrading over time.

Demand for lubricants depends primarily on events and trends in the petroleum and manufacturing industries. Both industrial and automotive markets are affected by the outlook for the economy in general, as well as by government regulations, technological advances in machinery and motor vehicle engine design, developments in base oil and lubricant additive formulations and growth trends in key end-use sectors.

Macroeconomic conditions and inflation/pricing patterns affect demand, as the use of industrial lubricants is very closely tied to the production of manufactured goods. Likewise, demand for manufactured goods is related to trends in consumer spending, energy consumption and trends in nondurable goods markets.

Lubricant usage and formulation are also heavily influenced by environmental and worker safety regulations. In connection with registering its products with the EPA as well as the European Union and other foreign countries, the Company has spent to date approximately $150,000 on environmental testing and compliance. Demand for automotive fluids is tied most strongly to the production and use of motor vehicles, construction equipment and other motorized equipment. In turn, the demand for vehicles and equipment that use lubricants is correlated to economic conditions, particularly the outlook for consumer spending, construction and manufacturing activity.

The lubricant marketplace is comprised of two primary components: engine oil additives and specialty additives.

Marketing synthetic and specialty products with higher performance and extended life is the most common method that lubricant manufacturers use to increase profit margins. These products, which include synthetics, blends and vegetable-based lubricants, come with significantly higher price tags, as the price of a synthetic or specialty fluid is typically around three times that of its conventional petroleum-based counterpart. However, the increased performance attainable can be significant enough to justify the higher cost of the synthetic fluids.

Another method that producers have implemented to promote price growth is the production of higher quality lubricant base stocks, such as hydrocracked or hydroprocessed base oils. Efforts to market higher priced lubricants have been aided by technological advances in engine manufacture and machinery design, as heavy equipment in manufacturing plants is being run at increasingly higher speeds, temperatures and loads. These trends have boosted demand for better-performing, more expensive formulations. While the initial cost for these lubricants can be high, these products can operate at higher running temperatures and extend the life of the oil, reducing overall lubricant costs and disposal expenses.

Automotive applications for lubricants include commodity products, such as oils used in gasoline, diesel and marine engines, as well as gear oils, transmission fluids and greases. Therefore, the range of prices for automotive lubricants is also wide. Typical prices for general engine oils range from $2 to $3 per gallon, as these products are often sold in bulk. Automotive greases, on the other hand, which are often formulated for a specific application and sold in small quantities, generally have a higher price range of $8 to $20 per gallon.

Management expects the average price of industrial lubricants to increase 1.4% annually to $3.00 per gallon, while the average price of automotive lubricants is expected to be essentially flat at $2.90 per gallon, in 2011. There are a wide range of industrial applications for lubricants, ranging from commodity products, such as rubber oils used in tire manufacture, to specialty lubricants, such as fire-retardant greases for environmentally sensitive mining applications. Therefore, the range of prices for industrial lubricants also varies. Typical prices range from $1 to $2 per gallon for lower end process oils and lubricants to as much as $20 per gallon for some specialty greases; moreover, some highly specialized lubricants can be more than $100 per gallon.

Business Strategy

The Company’s business model is to control the manufacturing and pricing of the material and license and sell products based on the PRO Technology to aligned industry leaders within various fields of use. The Company is exploring several avenues to the commercial market, including joint ventures, marketing and distribution agreements and licensing opportunities. This will enable the Company to expedite its commercialization efforts and exploit the large global market opportunity available for its technology.

Sales & Marketing

The Company currently markets its anti-wear and anti-friction compounds to grease manufacturers through a global marketing and distribution agreement with R.T. Vanderbilt, a manufacturer and distributor of chemicals and minerals serving a diverse set of markets worldwide. In other product lines, it is currently in a pre-market research and development stage. The Company intends to rely on third parties to sell and market its products.

Principal Suppliers

The Company has several suppliers of required chemicals which are manufactured to industry standards. In addition, the Company has developed and holds patent applications on the manufacturing processes for one key proprietary component used in TechroBondTM 240. The Company has currently shared this manufacturing knowledge with one supplier, Advanced Research Chemical, and has worked and will be working with this supplier to scale-up the processes in the development and commercialization of TechroBondTM 240. The Company does not currently have a formal manufacturing and supply agreement in place with Advanced Research Chemical. The chemical supply and processing that Advanced Research Chemical provides to the Company is provided in a manner that can best be characterized as “pilot” production on an “as requested” basis. Accordingly, Advanced Research Chemical currently only has the capacity to supply and process TechroBondTM 240 on a small to medium scale. Before the end of 2008, the Company anticipates entering into a formal supply and manufacturing agreement with Advanced Research Chemical as the production of TechroBondTM 240 increases and more significant capital commitments are required. If market conditions require additional manufacturers to meet the Company’s demand, the Company has the skills and knowledge to transfer the proprietary manufacturing processes to other fluorinated material manufacturers.

Competition

More than 200 companies participate in the U.S. lubricants industry, including both independent firms and large petroleum concerns. Although the industry encompasses many products, lubricants are generally grouped into automotive and industrial segments. Many lubricant suppliers provide products for both segments, primarily because applications overlap. The U.S. lubricant industry is dominated by major petroleum companies because of the large economies of scale needed for refining operations, distribution and marketing. Leading suppliers include Afton Chemical Corporation, a subsidiary of NewMarket Corporation (formerly Ethyl Corporation), BP PLC, Chevron Oronite Company, a subsidiary of ChevronTexaco Corporation, Exxon Mobil Corporation, Lubrizol Corp., Pennzoil-Quaker State, Royal Dutch/ Shell Oil Company and Valvoline, a subsidiary of Ashland, Inc.

Smaller companies are being forced out of the business, primarily due to these requisite economies of scale as well as by increasingly stringent environmental standards that raise operating costs. Smaller companies that do effectively compete in the industry do so by offering value-added products and responding to customer needs in a more timely fashion than their larger competitors.

The Company currently has a product, TechroBondTM 280 that is available for sale as an additive in the global industrial grease market. The key competitive product of TechroBondTM 280 in this market is molybdenum disulfide, a commodity used as an extreme pressure additive whose price has been steadily rising in the past several years due to a significant supply and demand imbalance. The Company feels that it has a competitive advantage with TechroBondTM 280 as compared to molybdenum disulfide due to better performance and lower costs. Another Company product, TechroBondTM 240, is available for sale and use in the industrial grease market in only the United States. They key competitive product of TechroBondTM 240 in this market is ZDDP, the anti-wear agent most often used in engine oils, industrial oils and greases. The Company feels that it has a competitive advantage over ZDDP with TechroBondTM 240 due to better performance as well as having a reduced amount of phosphorous, which negatively impacts the performance and life span of catalytic converters in automobiles.

Research and Development

The Company (through Platinum LP and its predecessors) has developed in-house all of the lubricant additives it intends to manufacture and sell. The PRO Technology has been developed by a team of scientists and chemical, lubricant and oil industry experts over a period of nine years, with millions of dollars being invested over this period by Platinum LP and its predecessors to fund the Company’s research and development efforts. The Company’s total annual research and development expenditures for the 2007 and 2006 fiscal years were $255,911 and $137,261, respectively.

The Company has established an alliance with the University of Texas at Arlington to collaborate on research, development, testing and ultimately, commercialization efforts. The Company has utilized a number of mechanical testing laboratories equipped with a variety of gasoline and diesel engines, driveline and other mechanical equipment to evaluate the performance of additives for lubricants. In addition, the Company makes extensive use of independent research firms. Global field testing is conducted through various arrangements with third parties.

The Company’s research and development efforts have resulted in proprietary formulations and processes protected by five issued U.S. patents, four pending U.S. patent applications, five U.S. continuation-in-part applications and several trade secrets. The Company has filed these patents or patent applications in key jurisdictions in the international market, and the U.S. patent applications are protected under patent, copyright and trademark filings. These proprietary formulations and processes use specific chemical compounds that can act as a catalyst, a reactant or both to provide surface and substrate modification in both liquid and solid lubricants to wear surfaces such as iron, steel and aluminum.

Government Regulations

In response to governmental environmental and worker safety regulations, the Company is currently required to register products that have new chemicals, compounds or ingredients with the EPA and environmental agencies from other foreign jurisdictions. This registration process requires the Company to have its products tested by independent laboratories to ensure it meets environmental and safety standards. The Company anticipates that it will spend over $150,000 in registration and testing fees in 2008 and expects that all of its products will meet those same standards. The Company is not aware of any new or proposed government regulations, either in the U.S. or elsewhere, that are expected to significantly change the current product registration process or the costs the Company expects to incur in connection with registration and testing.

The Company also has products that consist of previously registered materials or compounds that do not require additional registration with the EPA or in foreign jurisdictions. TechroBondTM 280, the Company’s first commercially available product for the grease market, consists entirely of previously registered materials, and as such, it does not require registration in the U.S. and other foreign jurisdictions and is available for sale worldwide.

TechroBondTM 240, a new product that will have applications in both the grease and engine oil markets, consists of new chemicals and compounds and therefore is required to be registered. To date, TechroBondTM 240 has received EPA approval in the U.S. and is currently going through the registration process in the European Union and in other foreign jurisdictions.

Proprietary Rights

The Company’s intellectual property, including its patents and trademarks, is an important component of its business. The Company actively protects its inventions, new technologies and product developments by filing patent applications or maintaining trade secrets. The Company’s research and development efforts have resulted in proprietary formulations and processes protected by five issued U.S. patents, four pending U.S. patent applications, five continuation-in-part applications and several trade secrets.

In March 1999, the Company’s first patent application, entitled “Catalyzed Lubricant Additives and Catalyzed Lubricant Systems Designed to Accelerate the Lubricant Bonding Process,” was issued by the U.S. Patent Office as U.S. Patent Number 5,877,128. This Patent expires April 25, 2016. A second patent, U.S. Patent Number 6,258,758 B1, entitled “Catalyzed Surface Coating Compositions and Methods” was granted in the first quarter of 2001 and expires February 24, 2019. A third patent, U.S. Patent Number 6,362,135 entitled “Catalyzed Compositions and Methods for Use in Vehicle Surface Anti-Icing and Other Applications” was granted in the first quarter of 2002 and expires August 24, 2020. A fourth patent entitled “Engine Oil Additive” was allowed and published on July 11, 2006 as U.S. Patent Number 7,074,745, and it expires on October 13, 2024. A fifth patent, U.S. Patent Number 7,261,872 entitled “Method for Producing Metal Fluoride Materials” was granted on August 28, 2007 and expires September 14, 2023.

The Company’s first patent (No. 5,877,128) was originally applied for in 1997 and issued in 1999. The research which led to and supported the application was conducted at Carnegie-Mellon University under a research project funded by predecessors of Platinum LP. All of the Company’s remaining patents and patent applications arose from research conducted at the University of Texas at Arlington (UTA) under research projects funded by predecessors of Platinum LP and subsequently by the Company. The various Company predecessors have maintained and funded research projects annually at UTA since 1999. In addition, during this time, the predecessors maintained consulting contracts with outside engineers and scientists to provide expert assistance to the UTA project team.

Principally all of the patent and trademark costs capitalized in 2006 and 2007 relate to legal work performed by patent attorneys who track their time on billings directly back to individual patent or trademark development work. General or administrative patent attorney effort is charged directly to expense. The Company maintains historical detail of capitalized patent costs, by individual patent as well as related amortization by patent. The Company has, in 2007, capitalized approximately $19,095 in costs, substantially comprised of legal fees, related to the registration of the product trademark “TechroBond” in the U.S. The Company is not amortizing capitalized trademark costs consistent with Statement of Financial Accounting Standards (“SFAS”) No.142, Goodwill and Other Intangibles, as trademarks are deemed to have indefinite lives.

The Company does not have any licenses.

The Company’s pending intellectual property relates solely to the development of new patents. Patent-related costs are capitalized and not amortized until a patent is issued or the efforts on the patent are abandoned. In the event that a patent is abandoned, any capitalized costs related to that patent would be expensed.

The Company takes care to respect the intellectual property rights of others and believes its products do not infringe upon those rights. The Company intends to vigorously participate in patent opposition proceedings around the world, where it believes that those proceedings are necessary to secure a technology base that is free of infringement.

Employees

As of December 31, 2007, the Company had four full-time employees, including Mr. Jaeger, the Company’s President and Chief Executive Officer (CEO), and Mr. Newman, the Company’s Senior Vice President and Chief Financial Officer (CFO). Mr. Newman resigned from the Company effective March 1, 2008 and Mr. David Hart, a licensed Certified Public Accountant (CPA), was selected as the Company’s Interim Chief Financial Officer during March 2008. The Company depends heavily on its Board of Directors and third party contractors to maintain and advance its business interests. The Company will continue to outsource services to third party contractors where possible.

Risk Factors

You should carefully consider the risks described below in evaluating Platinum Research Organization, Inc. and our business. If any of the following risks actually occur, our business could be harmed. This could cause the price of our stock to decline. This report on Form 10-KSB contains, in addition to historical information, forward-looking statements, including statements about future plans, objectives, and intentions, that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to these differences include those discussed below and elsewhere in this report.

The Company is a development stage company with a history of operating losses and expects to continue to realize losses in the near future. The Company may not become profitable or be able to sustain profitability.

The Company is a development stage company, and since inception, the Company has incurred significant net losses. The Company has reported a net loss of $11,086,219 from the date of inception on April 28, 2004 to December 31, 2007. For the fiscal years ended December 31, 2007, and December 31, 2006, the Company reported net losses of $5,245,708 and $2,345,107, respectively. The Company expects to continue to incur net losses and negative cash flow in the near future. The size of these losses will depend, in large part, on the Company’s ability to realize product sales revenue from marketing its products. To date, the Company has not had any operating revenue from the sale of its products. The Company’s ability to generate revenues will be dependent upon, among other things, the successful negotiation of marketing and distribution agreements, conclusive and definitive test results demonstrating the benefits of the Company’s products and the acceptance of the Company’s technology and products by potential customers. Because the Company does not yet have a material, recurring revenue stream resulting from product sales, there can be no assurance that the Company will be successful in its sales efforts. The Company expects its operating expenses to increase, reflecting increased testing and marketing expenses in the short term which will necessitate higher levels of revenue for profitability when and if the Company begins to generate recurring revenues. Should the Company achieve profitability, there is no assurance the Company can maintain or increase profitability levels in the future.

If projected sales and revenues do not materialize as planned, the Company will need additional financing to continue operations.

While the Company believes it has sufficient funds available to provide resources for operations through the second quarter of 2008, failure to achieve significant, sustained sales and revenues from the Company’s TechroBond 280 product in the industrial grease market by the end of such period will require the Company to seek additional financing. While management is currently seeking third party financing, it can give no assurances that they will be successful in these efforts. The Company’s budget for the next twelve months emphasizes the continued development and marketing of its products. Cash needs during the next twelve-month period are expected to average approximately $275,000 per month. In addition, changes may occur in the Company’s current operations that would use available cash resources sooner than anticipated. If the anticipated product sales do not materialize, or are significantly less than anticipated, the Company will have to raise additional funds to continue product development and commercialization activities. If this future financing is not available, investors may lose a substantial portion, or all, of their investment, and the Company’s business may fail. The Company currently has no immediate means for obtaining any additional financing. Consequently, the Company cannot assure investors that additional financing, if necessary, will be available to the Company on acceptable terms, or at all.

The Company will need a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control.

The Company’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt depends on a range of economic, competitive and business factors, many of which are outside its control. Based on an average interest rate of 14% at December 31, 2007, and outstanding borrowings at that date of $6,000,000, the Company’s annual interest expense would be $840,000. The Company’s business may not generate sufficient cash flow from operations to service its debt obligations, particularly if projected sales and revenues are not realized on schedule or at all. If the Company is unable to service its debt obligations, the Company may need to refinance all or a portion of its indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. The Company may not be able to refinance any of its indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause it to default on its obligations and impair its liquidity. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, could have a material adverse effect on the Company’s business and financial condition.

Restrictive covenants in the Company’s debt instruments may adversely affect its business.

The Company’s senior loan agreement contains restrictive covenants. These covenants will constrain the Company’s activities and limit its operational and financial flexibility. The failure to comply with the covenants in the senior loan agreement and the agreements governing other indebtedness, including indebtedness incurred in the future, could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company currently purchases all of its product supply requirements from a single, outside source and has no in-house product manufacturing capability. Therefore, if business complications arise either with a supplier or with a supplier relationship, the supply of the Company’s products could be materially adversely affected.

The Company currently contracts with a single, outside specialty chemical manufacturing company for the production and supply of 100% of its product needs. The Company is therefore exposed to product supply disruptions that could be caused by adverse business circumstances with this supplier, raw material shortages, plant breakdowns and other situations affecting the supply of the Company’s products from this supplier. There can be no assurances that, in the event of a supply disruption, the Company would be able to quickly contract with another manufacturer for the continued supply of its products. Such a disruption could materially adversely affect the Company’s business, financial condition and results of operations.

There is a risk that products developed by competitors will reduce the sales of the Company’s products, thereby severely impacting the Company’s ability to continue operations.

The Company may face competition from companies that are developing and marketing products similar to those the Company is developing and marketing. These companies may have significantly greater marketing, financial and managerial resources than the Company. The Company cannot assure investors that competitors will not succeed in developing and distributing products that will render the Company’s products obsolete or non-competitive. Generally, such competition could materially adversely affect the Company’s business, financial condition and results of operations.

If the Company is unable to protect its technology from use by competitors, there is a risk that the Company will sustain losses, or that the Company’s business may fail.

The key asset of the Company is its proprietary technology and related patents. As a development stage company with a significant portion of its assets being intangible assets, and with the Company’s business prospects resting almost entirely on such assets, the Company’s success will depend, in large part, on its ability to obtain and enforce intellectual property protection for its technology in both the United States and other countries. The Company has filed patent applications in the United States Patent and Trademark Office and international counterparts of applications in the United States Receiving Office under the Patent Cooperation Treaty. The Company cannot provide any assurance that patents will be issued from these applications or that, with respect to any patents, whether issued or pending, the claims allowed are or will be sufficiently broad to protect the key aspects of the Company’s technology, or that the patent laws will provide effective legal or injunctive remedies to stop any infringement of the Company’s patents. In addition, the Company cannot assure investors that any owned patent rights will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company’s technology. The Company’s business plan assumes that the Company will obtain and maintain comprehensive patent protection of its technologies. The Company cannot assure investors that such protection will be obtained, or that if obtained, it will withstand challenge. Furthermore, if an action is brought, a court may find that the Company has infringed on the patents owned by others. The Company may have to go to court to defend its patents, to prosecute infringements or to defend infringement claims made by others. Patent litigation is expensive and time-consuming, and well-funded adversaries can use such actions as part of a strategy for depleting the resources of a small company such as the Company. The Company cannot assure investors that the Company will have sufficient resources to successfully prosecute its interests in any litigation that may be brought.

Because of the nature of the Company’s products, the Company may be subject to government approvals and regulations that reduce its ability to commercialize its products, increase costs of operations and decrease its ability to generate income.

The Company is in the business of developing high-performance lubricants and coatings that contain chemical compounds and ingredients that are heavily regulated by U.S. and international laws and regulations, and changes in those laws and regulations could restrict or alter the development, production, transportation and sale of the Company’s products. There is no single regulatory authority from which the Company must seek certification or approval to sell products in the U.S., or outside its borders.

The Company currently has a product in the marketplace, TechroBond 280, that, due to the nature of its contents, does not require approval from the EPA or other foreign jurisdictions. However, the Company is currently in the process of registering a second product, TechroBond 240, that will be used in both the global grease and engine oil markets. The TechroBond 240 product has received EPA approval in the U.S. and is currently being evaluated in other foreign jurisdictions. The inability of TechroBond 240 to be registered in these foreign jurisdictions would have a material adverse impact on the Company’s business plan and its ability to penetrate the engine oil markets.

There can be no assurance that the Company will obtain regulatory approvals and certifications for its products in all of the markets the Company seeks to conduct business. Even if the Company is granted such regulatory approvals and certifications, as in the case of TechroBond 280, the Company may be subject to additional regulations and limitations imposed on the use of its products, such as environmental regulations or economic restrictions (price controls). In the future, the Company may be required to comply with certain restrictive regulations, or potential future regulations, rules or directives. The Company cannot guarantee that restrictive regulations will not, in the future, be imposed. Such potential regulatory conditions or compliance with such regulations may increase the Company’s cost of operations or decrease its ability to generate income, thereby adversely affecting the Company’s business, financial condition and results of operations.

The Company creates products that may have harmful effects on the environment if not stored and handled properly prior to use, which could result in significant liability and compliance expense.

The Company’s current and future products involve the controlled use of materials that could be hazardous to the environment. The Company cannot eliminate the risk of accidental contamination or discharge to the environment of these materials and any resulting problems that occur. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. The Company may be named a defendant in any suit that arises from the improper handling, storage or disposal of these products. The Company could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these materials. Claimants may sue the Company for injury or contamination that results from use by third parties of the Company’s products, and the Company’s liability may exceed its total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair the Company’s research, development and sales and marketing efforts.

If the Company loses any key personnel or management, the Company may lose business prospects and sales or be unable to otherwise fully operate its business.

The Company has a very small and highly specialized management team, most of whom have significant experience with and an intimate understanding of the Company’s technology and industrial relationships. The Company’s success will be largely dependent on the decisions made by its management and actions of its key field personnel. With a technology-based development stage business such as the Company’s, the loss of any member of the management team could significantly impair both the product development and the commercialization efforts underway, as attracting a qualified replacement with the requisite level of technical knowledge and familiarity with the lubricant industry would significantly strain the Company’s resources, potentially reducing the working capital available for operations. In this regard, investors should be aware that Michael D. Newman resigned from his positions as Senior Vice President and Chief Financial Officer with the Company effective March 1, 2008. The Company entered into an agreement with Mr. David A. Hart, a licensed CPA and third party contractor, to serve as Interim Chief Financial Officer effective March 7, 2008. Management may seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals, as well as assisting in the development and operation of any projects. The Company cannot assure investors that it will be able to obtain this necessary assistance on reasonable terms, or that the Company will be able to retain its existing management staff. The failure of the Company to do either of the foregoing could adversely affect the Company’s business, financial condition and results of operations.

The Company may have difficulties managing growth, which could lead to lower sales and financial losses.

While the Company has not achieved any meaningful, recurring revenues through the sale of its products, should certain events occur, such as a large, recurring order from a well-known company or endorsement of the Company’s products from a well-known commercial entity, sales may escalate rapidly. Rapid growth would strain the Company’s human and infrastructure resources, potentially leading to higher operating costs, lost sales or both. The Company’s ability to manage operations and control growth will be dependent upon the ability to improve operational, financial and management controls, reporting systems and procedures, and to attract and retain adequate numbers of qualified employees. Should the Company be unable to successfully provide the resources needed to manage growth, customer satisfaction could suffer, and higher costs and/or losses could develop.

If the Company fails to establish marketing, sales and distribution capabilities, or fails to enter into arrangements with third parties to provide these capabilities, the Company will not be able to create a market for its product candidates.

The Company’s strategy with its lead product candidates is to control, directly or through contracted third parties, all or most aspects of the product development process, including marketing, sales and distribution. The Company anticipates entering into strategic alliances with third parties in the U.S. to market and distribute its products. In order to generate sales of any of its products, the Company must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for it. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of the Company’s management and key personnel and defer its product development efforts. To the extent that the Company enters into marketing and sales arrangements with other companies, the Company’s revenues will depend on the efforts of others. These efforts may not be successful. If the Company fails to develop sales, marketing and distribution channels, or enter into arrangements with third parties, the Company will experience delays in product sales and incur increased costs, which could ultimately adversely affect the Company’s business, financial condition and results of operations.

The Company may have difficulty liquidating auction-rate securities, which could impact liquidity and lead to financial losses.

As of December 31, 2007, the Company’s short-term investments in marketable securities consisted of $1,200,000 of auction-rate securities. The negative conditions in the global credit markets subsequent to the fiscal year end have prevented some investors from liquidating their holdings, including their holdings of auction-rate securities. During January 2008, the Company liquidated $300,000 of auction-rate securities; however, during February and March 2008, the Company was informed that there was insufficient demand at auction to liquidate additional amounts, and, as a result, the affected securities are currently not liquid. In these circumstances, the Company could be required to hold the remaining securities until they are redeemed by the issuer or to maturity. In the event the Company needs to access the funds that are in an illiquid state, the Company will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. At this time, management has not concluded that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, the Company would be required to adjust the carrying value of the investment through an impairment charge.

There are certain rules applicable to the Company’s common stock as a “penny stock,” and those rules may limit the liquidity and the resale of the Company’s common stock.

The SEC has promulgated rules governing the trading in penny stocks, defined generally as low-priced (below $5), speculative securities of very small companies. While penny stocks generally trade over-the-counter, such as on the OTCBB or the “Pink Sheets,” they may also trade on securities exchanges, including foreign securities exchanges. Under these rules, the Company’s common stock is currently classified as a penny stock. As a penny stock, the Company’s common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to completing a sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. The Company’s common stock is currently subject to these additional rules. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell the Company’s common stock, thereby effectively limiting the liquidity of the Company’s common stock. These rules may also adversely affect the ability of persons that acquire the Company’s common stock to resell their securities in any trading market that may exist at the time of such intended sale. Furthermore, penny stocks, including the Company’s common stock, may trade infrequently, which means that it may be difficult to sell penny stock shares, including shares of the Company’s common stock, once you own them. Investors in penny stocks, including the Company’s common stock, should be prepared for the possibility that they may lose their whole investment.

The Company’s common stock is not listed on a national exchange, and the current public market for the Company’s common stock is limited and highly volatile, which generally affects the price of the Company’s common stock.

The Company’s common stock currently trades in the United States only in the over-the-counter market on the OTCBB, which is a reporting service and not a securities exchange. The Company cannot assure investors that in the future the Company’s common stock would ever qualify for inclusion on any of the NASDAQ markets, the American Stock Exchange or any other national exchange or that more than a limited market will ever develop for the Company’s common stock. The lack of an orderly market for the Company’s common stock may negatively impact the volume of trading and market price for the Company’s common stock.

Historically, the volume of trades for the Company’s stock has been limited. Moreover, the prices at which the Company’s common stock has traded have fluctuated fairly widely on a percentage basis. There can be no assurance as to the prices at which the Company’s common stock will trade in the future, although they may continue to fluctuate significantly. Prices for the Company’s common stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	the depth and liquidity of the markets for the Company’s common stock;

•	investor perception of Platinum and the industry in which the Company participates;

•	general economic and market conditions;

•

statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which the Company does business or relating to us specifically, as has occurred in the past;

•	quarterly variations in the Company’s results of operations; and

•	domestic and international macroeconomic factors.

The trading activity in the Company’s common stock should be considered sporadic, illiquid and highly volatile. An active trading market for the Company’s common stock may not exist in the future. Even if a market for the common stock continues to exist, investors may not be able to resell their common stock at or above the purchase price for which such investors purchased such shares.

In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many companies similar to us. These fluctuations are often unrelated to the operating performance of the specific companies. As a result of the factors identified above, a stockholder (due to personal circumstances) may be required to sell his shares of the Company’s common stock at a time when the Company’s stock price is depressed due to random fluctuations, possibly based on factors beyond the Company’s control.

The Company’s authorized preferred stock exposes holders of the Company’s common stock to certain risks.

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 100,000,000 shares of preferred stock. The Company has currently designated 5,000,000 shares of Series “A” Convertible Preferred Stock (“Series A Preferred”), and has 95,000,000 shares of authorized preferred stock that have not been designated or issued. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by the Company’s Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price; and (vi) voting rights. Such preferred stock may provide the Company’s Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench the Company’s management. The market price of the Company’s common stock could be depressed to some extent by the existence of the preferred stock. As of the date hereof, 5,000,000 shares of the Company’s Series A Preferred were issued and outstanding.

Item 2.	Description of Property

As of December 31, 2007, we did not own any real property. Platinum currently occupies 3,200 square feet of leased office space located at 2777 N. Stemmons Freeway, Suite 1440, Dallas, Texas 75207. The lease began in August 2007 and has an initial term of five years with one option to extend the lease for another five-year period. Monthly rent during the initial lease term is deferred for the first two months and is $4,266.67 for the rest of the first lease year, and it will increase to $4,400.00, $4,533.33, $4,666.67 and $4,800.00 per month for each of the remaining years in the initial lease term.

We believe that our existing leased facilities are suitable for the conduct of our business and adequate to meet our growth requirements.

Item 3.	Legal Proceedings

We are subject to certain legal proceedings and claims that arise in the ordinary course of and are incidental to the business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions, either individually or in the aggregate, will not materially affect our consolidated results of operations or our financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Shares of our common stock are currently quoted on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “PLRO.OB”. Our shares began quotation on the OTCBB on July 12, 2006. The following table summarizes the high and low historical closing prices reported by the OTCBB Historical Data Service for the periods indicated. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions, so those quotes may not represent actual transactions.

	High	Low
Fourth Quarter 2007	$0.61	$0.35
Third Quarter 2007	0.79	0.47
Second Quarter 2007	1.35	0.62
First Quarter 2007	5.55	1.25
Fourth Quarter 2006	2.48	2.16
Third Quarter 2006	N/A	N/A
Second Quarter 2006	N/A	N/A
First Quarter 2006	N/A	N/A

As of December 31, 2007, we had nine record holders of our common stock according to the books of our transfer agent. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.

We have not paid cash dividends on our common stock since our inception. The Board of Directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in our operations. The payment, by us, of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend on, among other things, our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Equity Compensation Plan Information

The following table summarizes the shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2007:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (1)	27,722,879	$0.19	6,443,788
Equity compensation plans not approved by shareholders	—	—	—

Total	27,722,879		6,443,788

(1)	Includes the Platinum Research Organization, Inc. Stock Incentive Plan. Please see Note 11 “Stock Based Incentive Plans” of our Notes to Consolidated Financial Statements for further information.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

On April 18, 2007, the Company closed the Contribution Agreement, which resulted in the acquisition of Platinum LP and the appointment of a new slate of directors. Under the terms of the Contribution Agreement:

•	Lubrication Partners, joint venture contributed all of the capital stock of PRO GP (the “PRO GP Capital Stock”), free and clear of all liens, to the Company;

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

The Company intends to develop three primary product lines within the lubricant additive industry, including greases, industrial oils and engine oils, as well as to develop specialty coatings. The Company received its first purchase order from R.T. Vanderbilt in December 2007 for TechroBondTM 280, the Company’s first commercially-available product for use in the global industrial grease market. R.T. Vanderbilt is the exclusive distributor of TechroBondTM 280 for the global industrial grease market. The Company expects that in 2008 it will receive additional purchase orders for and realize revenues from the sale of the TechroBondTM 280 product. TechroBondTM 240, a product that will be sold in both the industrial grease and engine oil markets, is currently being registered in the European Union and has received EPA approval in the U.S. The Company expects to realize revenues from sales of TechroBondTM 240 in 2009 in both the industrial grease and engine oil markets. Please see “Description of Business” for more information relating to the Company’s current and proposed business operations.

As of December 31, 2007, the Company had total cash on hand and short-term investments in marketable securities of $3,056,198, of which $1,604,339 was restricted cash and $1,200,000 in available-for-sale securities. Cash needs during the next twelve months are expected to average approximately $275,000 per month. As of December 31, 2007, the Company believed it had sufficient funds available to fund operations for approximately the next four to five months. A failure to achieve significant, sustained sales and revenues from the TechroBondTM 280 product in the industrial grease market by the end of such period will require the Company to seek additional financing.

Results of Operations

On July 31, 2007, the Company signed a global marketing and distribution agreement with R.T. Vanderbilt, a manufacturer and distributor of chemicals and minerals serving a diverse set of markets worldwide. The agreement gives R.T. Vanderbilt the exclusive right to market and distribute the Company’s TechroBondTM products on a global basis to the grease market.

In December 2007, the Company received its first purchase order from R.T. Vanderbilt for TechroBondTM 280. The Company expects that sales training and customer sampling of TechroBondTM 280 will occur in the first quarter of 2008 with sales realized in the remainder of 2008.

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006.

Net Sales and Gross Profit. Net sales and gross profit for both the three-month periods ended December 31, 2007 and 2006 were $0. The Company is a development stage company and continues to focus its efforts on the marketing and commercialization of the Company’s products and technologies, the registration of its products in Europe, Japan and the Far East and on further developing its relationships with key business partners in the engine oil, grease, industrial oil and coatings markets.

Selling, General and Administrative Expenses (SG&A). The Company’s total SG&A expenses for the three-month period ended December 31, 2007 were $974,652, an increase of $533,175 over total SG&A expenses of $441,477 for the three-month period ended December 31, 2006. Total SG&A expenses are composed of outside legal and professional fees, salaries, insurance costs, product evaluation and technical support and other SG&A expenses.

The Company’s outside legal and professional fees for the three-month period ended December 31, 2007 were $269,800, an increase of $1,446 over outside legal and professional fees of $268,354 for the three-month period ended December 31, 2006. This increase was due to legal costs associated with filing the registration statement covering the resale of the common stock underlying the Series A Preferred and warrants issued by the Company in connection with the Contribution Agreement.

The Company’s salaries expense for the three-month period ended December 31, 2007 was $468,009, an increase of $396,858 over salaries expense of $71,151 for the three-month period ended December 31, 2006. Of the increase, $223,452 related to the expensing of stock options pursuant to SFAS 123R, which is a non-cash item. The remainder of the increase was attributable to the addition of a new Chief Financial Officer following consummation of the Contribution Agreement and the execution of a new employment contract for the Company’s Chief Executive Officer.

The Company’s insurance costs for the three-month period ended December 31, 2007 were $20,795, a decrease of $13,088 over insurance costs of $34,063 for the three-month period ended December 31, 2006. This decrease was principally due to the timing of expenses associated with patents and intellectual property coverages.

Product evaluation and technical support expenses for the three-month period ended December 31, 2007 were $141,266, an increase of $108,130 over product evaluation and technical support expenses of $33,136 for the three-month period ended December 31, 2006. Included in these figures are research and development expenditures of $55,510 and $33,136 for the three-month periods ended December 31, 2007 and 2006, respectively. This increase was due to an increase in the scope of the testing and research efforts conducted at the University of Texas at Arlington related to the Company’s products and technologies, and costs associated with registering the Company’s products in foreign jurisdictions.

Other SG&A expenses for the three-month period ended December 31, 2007 were $23,659, an increase of $14,177 over other SG&A expenses of $9,482 for the three-month period ended December 31, 2006. This increase was due to increased office support costs and Board of Directors related costs.

Depreciation and Amortization. Depreciation and amortization for the three-month period ended December 31, 2007 was $123,095, an increase of $707 over depreciation and amortization of $122,388 for the three-month period ended December 31, 2006 and relates principally to the amortization of loan issuance costs for debt held by the Seattle City Employees’ Retirement System (“SCERS”), the amortization of capitalized patent expenditures and the depreciation of office and testing equipment.

Interest Expense. Interest expense for the three-month period ended December 31, 2007 was $482,219, an increase of $272,190 over interest expense of $210,029 for the three-month period ended December 31, 2006. Interest expense for the three-month period ended December 31, 2007 was comprised of $210,000 related to $6,000,000 in long-term debt with SCERS and $272,219 of interest related to the amortization of a beneficial conversion discount and the amortization of a mandatory redemption premium related to the Company’s Series A Preferred. Both items related to the Company’s Series A Preferred are non-cash items (please see Notes 4 and 5 to the Company’s Consolidated Financial Statements).

Other Income. Other income for the three-month period ended December 31, 2007 was $45,541, an increase of $21,192 over other income of $24,349 for the three-month period ended December 31, 2006. This increase was due primarily to interest income from increased cash on hand and investments as a result of equity raised through the Company’s issuance of the Series A Preferred.

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Sales and Gross Profit. Net sales and gross profit for both the years ended December 31, 2007 and 2006 were $0. The Company continues to focus its efforts on the marketing and commercialization of the Company’s products and technologies, the registration of its products in Europe, Japan and the Far East and efforts to further develop its relationships with key business partners in the engine oil, grease, industrial oil and coatings markets.

Selling, General and Administrative Expenses. The Company’s total SG&A expenses for the year ended December 31, 2007 were $3,363,578, an increase of $2,222,419 over total SG&A expenses of $1,411,159 for the year ended December 31, 2006. Total SG&A expenses are composed of outside legal and professional fees, salaries, insurance costs, product evaluation and technical support and other SG&A expenses.

The Company’s outside legal and professional fees for the year ended December 31, 2007 were $1,046,842, an increase of $545,030 over outside legal and professional fees of $501,812 for the year ended December 31, 2006. This increase was due to legal and professional costs incurred in connection with: the Company’s issuance of the Series A Preferred and the issuance of warrants to acquire 2,500,000 shares of common stock in connection with the Contribution Agreement; increased public company compliance costs associated with SEC filings; the filing of a registration statement to register the resale of the shares of common stock underlying the aforementioned Series A Preferred and warrants; recruitment costs associated with hiring a new Chief Financial Officer; increased product and technology consultancy costs; and increased public and investor relations costs.

The Company incurred $339,783 in costs related to the Contribution Agreement for the year ended December 31, 2007. No such costs were incurred during the same period in 2006. These costs consisted of outside legal, accounting and audit work related to the Contribution Agreement and related transactions.

The Company’s salaries expense for the year ended December 31, 2007 was $1,184,022, an increase of $894,186 over salaries expense of $289,836 for the year ended December 31, 2006. Of the increase, $588,250 was due to non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R. The remainder of the increase was attributable to the addition of a new Chief Financial Officer following consummation of the Contribution Agreement and execution of a new employment contract for the Company’s Chief Executive Officer.

The Company’s insurance costs for the year ended December 31, 2007 were $117,817, an increase of $45,463 over insurance costs of $72,354 for the year ended December 31, 2006. This increase was due to the purchase of a new Directors and Officers Liability Policy and higher costs associated with patents and intellectual property coverages.

Product evaluation and technical support expenses for the year ended December 31, 2007 were $406,812, an increase of $269,551 over product evaluation and technical support expenses of $137,261 for the year ended December 31, 2006. Included in these figures are research and development expenditures of $255,911 and $137,261 for the years ended December 31, 2007 and 2006, respectively. This increase was due to an increase in scope of the testing and research efforts conducted at the University of Texas at Arlington related to the Company’s products and technologies and costs associated with registering the Company’s products in foreign jurisdictions.

Other SG&A expenses for the year ended December 31, 2007 were $101,208, an increase of $72,877 over other SG&A expenses of $28,331 for the year ended December 31, 2006. This increase was due mainly to increased office support costs and Board of Directors related expenses.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2007 was $452,515, a decrease of $35,544 from depreciation and amortization of $488,059 for the year ended December 31, 2006, and relates to the amortization of loan issuance costs for debt held by SCERS, the amortization of capitalized patent expenditures and the depreciation of office and testing equipment.

Interest Expense. Interest expense for the year ended December 31, 2007 was $1,625,232 an increase of $785,203 over interest expense of $840,029 for the year ended December 31, 2006. Interest expense in 2007 was comprised of: $840,000 of interest related to $6,000,000 in long-term debt with the SCERS, which was unchanged compared to last year; $760,438 of interest related to the amortization of a beneficial conversion discount and the amortization of a mandatory redemption premium related to the Company’s Series A Preferred; and $24,794 of interest related to a short-term bridge loan. Both items related to the Company’s Series A Preferred are non-cash items (please see Notes 4 and 5 to the Notes to Consolidated Financial Statements).

Other Income. Other income for the year ended December 31, 2007 was $195,617, an increase of $71,477 over other income of $124,140 for the year ended December 31, 2006. This increase was due primarily to interest income from increased cash on hand and investments as a result of equity raised through the Company’s issuance of the Series A Preferred.

Research and Development

The Company’s R&D expenditures for the year ended December 31, 2007 were $255,911 compared to $137,261 for the year ended December 31, 2006. The R&D expenditures are comprised of research staff salaries and materials consumed in the testing and evaluation process. The Company has established an alliance with the University of Texas at Arlington to collaborate on research, development, testing and commercialization efforts. The number of personnel for each project is reviewed and agreed upon annually by the Company and the University of Texas at Arlington as a part of the budgeting process. The Company is then billed monthly per the budgeting contract. The Company expenses all such R&D expenditures as incurred. Historically, the Company has not tracked R&D costs by project, though, as the majority of R&D expenditures for each project are comprised of salaries for research personnel and materials consumed in testing and evaluation, the information necessary to do so is available to the Company. Management is working with the University of Texas at Arlington to organize R&D cost data so that R&D costs can be tracked by project going forward. The Company also utilizes a number of mechanical testing laboratories equipped with a variety of gasoline and diesel engines, driveline and other mechanical equipment to evaluate the performance of additives for lubricants and fuels.

For the calendar years of 2007 and 2008, there are five key projects, as identified and described below, that comprise the Company’s R&D budget. All of the listed projects are currently active and have research personnel assigned. Company management reviews the project progress on a monthly basis. All of the identified key projects are in progress, and are expected to continue for the next 12-18 months. As such, the Company is unable to estimate completion dates with any reasonable certainty. The Company’s inability to successfully complete, fund these projects, or attract a development partner could have a material adverse impact on the Company’s ability to execute its business plan.

Grease

The Company’s Grease project consists of research into anti-wear and extreme pressure enhancements for lubrication greases. Product development for the Company’s original Grease product, TechroBondTM 280, is complete. As TechroBondTM 280 utilizes existing registered materials in its composition, no additional product registration is necessary. The suppliers of raw materials and a contract manufacturer for manufacturing the material have been contracted by the Company. The Company’s ongoing research and development in the Grease project is focused on enhancing the existing TechroBondTM 280 product and ensuring its compatibility with customers’ products.

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

Engine Oil (Improved Lubrication in Engine Oils)

The Company’s Engine Oil Improved Lubrication project consists of research into improved lubrication in engine oils. Product development for this project’s product, TechroBondTM 240, is in the final stages of development, and the product’s materials have been registered with the EPA and are currently undergoing testing for registration in the European Union, which is expected to be completed in the third quarter of 2008. Following

European Union registration, further registration will be conducted in additional international jurisdictions. Manufacturing processes have been defined, and a contract manufacturer has been identified for the manufacture of the product. Actual engine tests utilizing the product are currently being scheduled, and should be completed during the first half of 2008.

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

Liquidity and Capital Resources

As of December 31, 2007, the Company had total cash on hand and short-term investments in marketable securities of $3,056,198, of which $1,604,339 was restricted cash and $1,200,000 in available-for-sale securities. Cash needs during the next twelve months are expected to average approximately $275,000 per month. As of December 31, 2007, the Company believed it had sufficient funds available to fund operations for approximately the next four to five months.

Cash flows used in operating activities for the year ended December 31, 2007 were $3,386,697, compared to $1,728,464 used in operating activities for the year ended December 31, 2006.

Net cash used in investing activities consists primarily of $1,200,000 of short-term investments in marketable securities. Short-term investments in marketable securities consist of high credit quality (AAA) auction rate securities, which are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. As of December 31, 2007, the Company did not have any material commitments for capital expenditures. Capital expenditure requirements, which are principally comprised of manufacturing related capital expenditures, for the next five years are estimated by the Company to be $1 million for 2008, $2 million in 2009, $0 in 2010, $4 million in 2011 and $4 million in 2012. The Company is currently working with a manufacturer in Tulsa, Oklahoma to evaluate the manufacturing process and required capital to produce TechroBond TM 240. The Company expects that upon receiving additional and necessary financing in the first half of 2008, it will complete its evaluation of the manufacturing process and commit to an estimated $1,000,000 in capital expenditures for a manufacturing facility to support the first phase of its production of TechroBondTM 240.

Net cash provided by financing activities was $5,000,000 for the year ended December 31, of 2007, consisting primarily of the private placement of 5,000,000 shares of Series A Preferred for a purchase price of $4,500,000. The Series A Preferred is subject to the terms and conditions of a Certificate of Designation, which terms and conditions include a 10% accrued dividend that will be reduced to a 5% dividend upon the Company entering into a commercial agreement(s) that will increase the Company’s aggregate revenues to $40 million per year, and further reduced to a 2% dividend upon the Company recording net revenues of $1 million per quarter. Each share of Series A Preferred may be converted into five shares of common stock at anytime by the holder and under certain conditions by the Company. The Series A Preferred must be redeemed by the Company on April 18, 2012, or prior to that time if the Company fails to fulfill certain obligations to those holders of Series A Preferred for reserving and registering for resale the shares that may be issued upon conversion or upon certain assignments or bankruptcy proceedings.

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

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the next four to five months. However, if the Company is unable to realize revenue from the commercialization of its products or is unable to raise additional capital in the future, management expects that the Company will need to seek additional capital on less favorable terms and/or pursue other remedial measures. The financial statements included in this Annual Report on Form 10-KSB do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accounting Policies – Intangible Assets

The Company evaluates annually the carrying value of its intellectual property for recoverability by analyzing the expected sales and profits of its products in the grease, engine oil and industrial oil markets over the next five years. In conducting its impairment analysis, the Company only tests intellectual property being amortized per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; non-amortizable intellectual property is excluded. Amortizable intellectual property was $3,482,536 as of December 31, 2007, net of accumulated amortization.

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

At December 31, 2007, the Company’s impairment testing revealed that the sum of the undiscounted cash flows for the applicable testing period exceeded the carrying values of amortizable intellectual property. Based on this analysis, the Company expected that sufficient profit will be realized from these sales to recover the balance of intellectual property on its books, and therefore did not believe that any impairment of its intellectual property existed at December 31, 2007. As such, no impairment adjustment was recorded.

Restatements

On March 24, 2008, the Company’s Audit Committee determined that (i) the Company’s previously issued unaudited financial statements for the three and six months ended June 30, 2007 contained errors in accounting with respect to the issuance of Series A Preferred shares and the issuance of options to acquire 3,116,428 shares of common stock on April 18, 2007 and (ii) the Company’s previously issued unaudited financial statements for the three and nine months ended September 30, 2007 contained errors in accounting with respect to the issuance of Series A Preferred shares on April 18, 2007 and with respect to the cancellation and reissuance of stock options on August 3, 2007. As a result, the Audit Committee, in consultation with management and Lane Gorman Trubitt, L.L.P., the Company’s independent registered public accounting firm, concluded that the Company’s unaudited financial statements included in the Forms 10-QSB for the periods ended June 30, 2007 and September 30, 2007 should no longer be relied upon and should be restated. All restatements are reflected in the Financial Statements for the three months and year ended December 31, 2007.

The Company previously classified the 5,000,000 Series A Preferred shares issued on April 18, 2007 as components of Shareholders’ Equity. Since the Certificate of Designation for these shares contains a mandatory redemption date, the Company has determined these shares should be classified as a long-term liability in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The correction of this error required the Series A Preferred shares to be reflected as a long-term liability on the Company’s Balance Sheet. The long-term liability will be increased by $900,000 over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares to reflect the 20% redemption premium contained in the Certificate of Designation. The correction of this error increased interest expense and the net loss by $36,000 for the three and six months ended June 30, 2007 and by $45,370 and $81,370 respectively for the three and nine months ended September 30, 2007. The correction also increased the long-term liability by $36,000 as of June 30, 2007 and $81,370 as of September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also did not properly calculate or record the intrinsic value of the Beneficial Conversion Feature contained in the Series A Preferred shares. The Series A Preferred shares are convertible into shares of common stock at a value of $0.18 per common share at the option of the holder, which price was less than the fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. In accordance with Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,, this price differential generated a Beneficial Conversion Feature which should have been recognized as a discount against the long-term liability in an amount that would have been limited to the proceeds received from the issuance of the Series A Preferred shares. Accordingly, the recognition of the Beneficial Conversion Feature resulted in a discount of $4,500,000 offsetting the long-term liability for the Series A Preferred shares and a $4,500,000 increase in additional paid-in capital at the issuance date of the Series A Preferred shares. Additionally, in accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares. The accretion will result in a reduction of the long term liability discount and an increase in interest expense over this five year period. The correction of this error increased both interest expense and net loss by $180,000 for the three and six months ended June 30, 2007 and by $226,849 and $406,849 respectively for the three and nine months ended September 30, 2007. The correction of this error reduced the Beneficial Conversion Discount by $180,000 as of June 30, 2007 and $406,849 as of September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also identified an error in the calculation of compensation cost related to common stock option grants. On April 18, 2007, options to acquire 3,116,428 shares of common stock were issued at an exercise price of $1.35. On August 3, 2007, these options were cancelled and reissued at an exercise price of $0.79. Under SFAS No. 123R, Share-Based Payment, the cancellation and reissuance of stock options should result in increased compensation cost over the service period of the new option grant. Although the cancellation and reissuance of the stock options was previously disclosed in the financial statements, the compensation cost related to the initial grant was not recorded in the financial statements for the three and six months ended June 30, 2007 and the additional compensation cost was not recorded in the financial statements for the three and nine months ended September 30, 2007. Recognizing the compensation cost resulted in increased salary expense and an increased net loss of $91,431 for the three and six months ended June 30, 2007 and $157,929 and $249,360, respectively, for the three and nine months ended September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Item 7.	Financial Statements

Our consolidated financial statements, accompanying notes and report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-KSB beginning on Page F-1.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On August 3, 2007, the Audit Committee of the Board of Directors of the Company approved the engagement of Lane Gorman Trubitt, L.L.P. (Lane Gorman Trubitt) to replace James Stafford, Chartered Accountants (Stafford) as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2007 as well as to perform review services in regards to the quarterly financial information of the Company included in our Forms 10-QSB. On August 3, 2007, Lane Gorman Trubitt formally advised the Company that effective as of such date it was accepting the position as the Company’s independent registered public accounting firm.

During the years ended December 31, 2006 and 2005, and the interim period through August 3, 2007, Lane Gorman Trubitt has not been engaged as an independent registered public accounting firm to audit the financial statements of the Predecessor Company, nor has the Company or anyone acting on its behalf consulted with Lane Gorman Trubitt regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-B.

On August 3, 2007, we notified Stafford, that as of such date we dismissed him as our independent registered public accounting firm. Stafford performed audits of the Predecessor Company’s financial statements for the years ended December 31, 2006 and 2005. Stafford’s reports did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2006 and 2005, and the interim period through August 3, 2007, (i) there have been no disagreements with Stafford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to Stafford’s satisfaction, would have caused Stafford to make reference to the subject matter of the disagreement(s) in connection with its reports for such years, and (ii) Stafford has not advised the Company regarding any of the matters described in Item 304(a)(1)(iv)(B) of Regulation S-B.

Item 8A(T).	Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and effectiveness of our financial disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2007, such disclosure controls and procedures were not effective such that our financial information, including that of our consolidated subsidiaries, required to be disclosed in our reports to the SEC is: (i) recorded, processed, summarized and reported within the time periods specified in the applicable SEC regulations and forms; and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding such required financial disclosure.

Identification of a Material Weakness

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of management’s analysis of comments received from the SEC in the review of a registration statement previously filed by us, our CFO began an internal review of the accounting treatment of the issuance of the Company’s Series A Preferred. Based on the results of this internal review, on March 24, 2008, our Audit Committee concluded that the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2007 and September 30, 2007, and the related Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and the three and nine month periods ended September 30, 2007 contained errors relating to the accounting of this financing transaction, and that these Unaudited Condensed Consolidated Financial Statements in the Company’s Forms 10-QSB for the periods ended June 30, 2007 and September 30, 2007 should be amended and restated. See Note 2 of the Company’s Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB beginning on Page F-7 for a discussion of these errors.

During the preparation of the financial statements for the year ended December 31, 2007, the Company identified an error in the calculation of compensation cost for the three and six months ended June 30, 2007 and the three and nine months ended September 30, 2007. On April 18, 2007, options for 3,116,428 shares of common stock at an exercise price of $1.35 were issued. On August 3, 2007, these options were cancelled and reissued as an exercise price of $0.79. Under SFAS No. 123R, the cancellation and reissuance of stock options should result in increased compensation cost over the service period of the new option grant. Although the cancellation and reissuance of the stock options was previously disclosed in the financial statements, the compensation cost related to the initial grant was not recorded in the financial statements for the period ended June 30, 2007 and the additional compensation cost was not recorded in the financial statements for the period ended September 30, 2007. See Note 2 of the Company’s Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB beginning on Page F-7 for a discussion of this error.

As a result of the restatements described above, our management has determined that material weaknesses existed in our internal controls over financial reporting with respect to the analysis of and accounting for the financing transaction and stock option grant. Due to the material weaknesses in internal control over financial reporting, our CEO and our CFO concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

Remediation of Material Weaknesses

In March 2008, The Company identified the need for additional consultative accounting guidance on unusual, infrequent or significant accounting transactions. In response, the Audit Committee of our Board of Directors then engaged Saville, Dodgen & Company, P.A. (Saville Dodgen), an independent licensed accounting firm, to provide technical accounting guidance on all financing transactions, equity transactions and other extraordinary transactions consummated by the Company outside of the ordinary course of business. Saville Dodgen will provide accounting research and guidance to augment the skills of our internal staff on an ongoing basis.

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

We believe that the addition of Mr. Hart as Interim Chief Financial Officer and the engagement of Saville Dodgen will be sufficient to remediate the material weaknesses in the Company’s disclosure controls and procedures described above.

Changes in Internal Control Over Financial Reporting

Other than that described above, there was not any change in our internal control over financial reporting, that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the CEO and CFO and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

In performing its evaluation of internal control over financial reporting, our management utilized the criteria of the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), to identify the risks and control objectives related to the evaluation of our control environment.

Based on its evaluation under the frameworks described above, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 due to the errors described under “Identifications of Material Weaknesses” above, and has put remediation plans in place.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and others performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Annual Report on Form 10-KSB for the year ended December 31, 2007.

The other information called for by this Item 9 is incorporated by reference to our proxy statement relating to our 2008 annual meeting of shareholders to be held on May 28, 2008. The proxy statement will be filed within 120 days of December 31, 2007, our fiscal year end.

Item 10.	Executive Compensation

Information called for by this Item 10 is incorporated by reference to our proxy statement relating to our 2008 annual meeting of shareholders to be held on May 28, 2008. The proxy statement will be filed within 120 days of December 31, 2007, our fiscal year end.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information called for by this Item 11 is incorporated by reference to our proxy statement relating to our 2008 annual meeting of shareholders to be held on May 28, 2008. The proxy statement will be filed within 120 days of December 31, 2007, our fiscal year end.

Item 12.	Certain Relationships and Related Party Transactions, and Director Independence

Information called for by this Item 12 is incorporated by reference to our proxy statement relating to our 2008 annual meeting of shareholders to be held on May 28, 2008. The proxy statement will be filed within 120 days of December 31, 2007, our fiscal year end.

Item 13.	Exhibits

A list of exhibits required by Item 601 of Regulation S-B and filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits.

Item 14.	Principal Accountant Fees and Services

Information called for by this Item 14 is incorporated by reference to our proxy statement relating to our 2008 annual meeting of shareholders to be held on May 28, 2008. The proxy statement will be filed within 120 days of December 31, 2007, our fiscal year end.

P LATINUM RESEARCH ORGANIZATION, INC.

All financial statement schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Platinum Research Organization, Inc.

We have audited the consolidated balance sheets of Platinum Research Organization, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the cumulative amounts from April 28, 2004 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Research Organization, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations, and their cash flows for the periods indicated above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations, its total liabilities exceeds its total assets, and has used cash in operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of Platinum Research Organization, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Lane Gorman Trubitt, L.L.P.

Dallas, Texas

April 14, 2008

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	Dec 31, 2007	Dec 31, 2006
Assets
Current Assets
Cash and Cash Equivalents – unrestricted	$251,859	$211,778
Cash – restricted	1,604,339	1,527,389

Total Cash and Cash Equivalents	1,856,198	1,739,167
Short-Term Investments in Marketable Securities	1,200,000	—
Accounts Receivable	4,941	3,301
Inventory	48,104	—

Total Current Assets	3,109,243	1,742,468

Property, Plant and Equipment – net of accumulated depreciation	133,735	1,402

Other Assets
Loan Issuance Costs – net of accumulated amortization	156,565	327,254
Intellectual Property – net of accumulated amortization	3,482,536	3,698,207
Intellectual Property – non amortizable	231,272	133,490

Total Other Assets	3,870,373	4,158,951

Total Assets	$7,113,351	$5,902,821

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts Payable	$240,618	$134,187
Accrued Interest	70,000	70,000
Preferred Dividend Payable	318,699	—

Total Current Liabilities	629,317	204,187

Long Term Debt	6,000,000	6,000,000

Long Term Liabilities
Mandatorily Redeemable Preferred Stock	4,500,000	—
Preferred Stock, Beneficial Conversion Discount	(3,866,302)	—
Preferred Stock, Discount on Convertible Liability	126,740	—

Total Long Term Liabilities	760,438	—

Shareholders’ Deficit	(276,404)	(301,366)

Total Liabilities and Shareholders’ Deficit	$7,113,351	$5,902,821

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

	Three Months Ended		Incr/ (Decr)	Year Ended		Incr/ (Decr)	Period From 4/28/04 (Date of Inception) through
	12/31/07	12/31/06		12/31/07	12/31/06		12/31/07
	(Unaudited)		(Unaudited)
Sales	$—	$—	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—	—	—
Gross Profit	—	—	—	—	—	—	—
Selling, General and Administrative Expenses
Salaries	468,009	71,151	396,858	1,184,022	289,836	894,186	1,980,493
Travel	40,164	16,620	23,544	126,951	85,552	41,399	350,616
Product Evaluation / Technical Support	141,266	33,136	108,130	406,812	137,261	269,551	794,738
Outside Legal and Professional Fees	269,800	268,354	1,446	1,046,842	501,812	545,030	1,976,807
Contribution Agreement	—	—	—	339,783	—	339,783	339,783
Insurance	20,975	34,063	(13,088)	117,817	72,354	45,463	285,847
Rent	10,779	8,671	2,108	40,143	26,013	14,130	112,568
Other	23,659	9,482	14,177	101,208	28,331	72,877	192,991

Total Selling, General and Administrative Expenses	974,652	441,477	533,175	3,363,578	1,141,159	2,222,419	6,033,843

Depreciation and Amortization	123,095	122,388	707	452,515	488,059	(35,544)	1,663,569

Other Income	45,541	24,349	21,192	195,617	124,140	71,477	462,159
Interest Expense	482,219	210,029	272,190	1,625,232	840,029	785,203	3,850,966

Net Loss Before Taxes	(1,534,425)	(749,545)	(784,880)	(5,245,708)	(2,345,107)	(2,900,601)	(11,086,219)

Income Tax – Current	—	—	—	—	—	—	—
Income Tax – Deferred	—	—	—	—	—	—	—

Net Loss	(1,534,425)	(749,545)	(784,880)	(5,245,708)	(2,345,107)	(2,900,601)	(11,086,219)
Dividends Declared on Preferred Stock	(112,500)	—	(112,500)	(318,699)	—	(318,699)	(318,699)

Net Loss Attributed to Common Shareholders	$(1,646,925)	$(749,545)	$(897,380)	$(5,564,407)	$(2,345,107)	$(3,219,300)	$(11,404,918)

Per Share Amounts
Net Loss	$(0.02)	$(0.02)		$(0.08)	$(0.10)		$(0.27)
Dividends Declared on Preferred Stock	—	—		$(0.01)	—		$(0.01)

Loss per Common Share – Basic and Diluted	$(0.02)	$(0.02)		$(0.09)	$(0.10)		$(0.28)

Weighted Average Number of Shares used in per share calculations – Basic and Diluted	102,500,000	32,500,000		62,883,562	24,390,411		41,195,976

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Deficit

	Number Common Shares Issued	Number Preferred Shares Issued	Number of Warrants Issued	Capital Stock $	Preferred Stock $	Paid in Capital and Distributions $	Subscriptions Payable $	Warrants $	Deficit Accumulated $	Shareholders Equity $
Balance at April 28, 2004 – Date of Inception
Forgiveness of Debt (Note 14)						5,536,597				5,536,597
Capital Contributions – Cash						4,484				4,484
Distributions						(145)				(145)
Net Loss									(1,347,794)	(1,347,794)
Balance at December 31, 2004						5,540,936			(1,347,794)	4,193,142
Capital Contributions – Cash						1,938				1,938
Distributions						(4,740)				(4,740)
Net Loss									(2,147,610)	(2,147,610)
Balance at December 31, 2005						5,538,134			(3,495,404)	2,042,730
Capital Contributions – Cash						1,086				1,086
Distribution						(75)				(75)
Net Loss for period									(2,345,107)	(2,345,107)
Balance at December 31, 2006						5,539,145			(5,840,511)	(301,366)
Capital Contribution – Cash						268				268
Earnings Charge for options expense (Note 6)						36,359				36,359
Net Loss for period									(817,684)	(817,684)
Balance at March 31, 2007						5,575,772			(6,658,195)	(1,082,423)
Capital contributions – Cash						269				269
Shares Issued to PRO Transferors (Note 5)	55,000,000			55,000		(55,000)
Preferred Equity raised (Note 7)		5,000,000			—
Warrants Issued to Investa/Pineda (Note 5)			2,500,000					—
Earnings charge for options expense (Note 6)						136,484				136,484
Preferred dividends payable							(93,700)			(93,700)
Net Loss for Period									(1,548,669)	(1,548,669)
Beneficial conversion option – Preferred Stock (Note 4)						4,500,000				4,500,000
Equity of PRO Inc. at 3/31/2007	42,500,000			42,500		435,097				477,597
Change in PRO Inc. Equity 3/31-4/18/2007	(22,500,000)			(22,500)		44,904				22,404

Equity of PRO Inc at 4/18/2007	20,000,000			20,000		480,001				500,001
Balance at June 30, 2007	75,000,000	5,000,000	2,500,000	75,000	—	10,637,526	(93,700)	—	(8,206,864)	(2,411,962)
Capital Contributions						(6)				(6)
Preferred Dividend payable							(112,500)			(112,500)
Earnings charge for options expense (Note 6)						191,955				191,955
Net Loss for period									(1,344,930)	(1,344,930)
Balance at September 30, 2007	75,000,000	5,000,000	2,500,000	75,000	—	10,829,475	(206,200)	—	(9,551,794)	(1,146,481)
Capital Contributions						588				588
Distributions
Preferred Dividend payable							(112,500)			(112,500)
Earnings charge for options expense (Note 6)						223.452				223,452
Net Loss for period									(1,534,425)	(1,534,425)
Balance at December 31, 2007	75,000,000	5,000,000	2,500,000	75,000	—	11,053,515	(318,700)	—	(11,086,219)	(276,404)

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended		Period From 4/24/08 (Date of Inception) through
	12/31/2007	12/31/2006	12/31/07
Cash Flow From Operating Activities
Net Loss for the Period	$(5,245,708)	$(2,345,107)	$(11,086,219)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	452,516	488,060	1,663,570
Option Expense	588,250	—	588,250
Interest Expense – Preferred Stock	760,438	—	760,438
Changes in Assets and Liabilities
(Increase) / Decrease in Accounts Receivable	94	(1,306)	(3,207)
(Increase) / Decrease in Inventory	(48,104)	—	(48,104)
Increase / (Decrease) in Accounts Payable	105,817	129,889	240,004
Increase / (Decrease) in Accrued Interest	—	—	547,681

Net Cash Used in Operating Activities	(3,386,697)	(1,728,464)	(7,337,587)

Cash Flow From Investing Activities
Purchases of Short-Term Investments in Marketable Securities	(1,200,000)	—	(1,200,000)
Purchases of Property, Plant and Equipment	(137,482)	(715)	(140,455)
Investment in Intellectual Property	(158,790)	(85,876)	(405,419)

Net Cash Used in Investing Activities	(1,496,272)	(86,591)	(1,745,874)

Cash Flow From Financing Activities
Net Proceeds – Long Term Debt	—	—	6,170,000
Preferred Shares Issued for Cash	4,500,000	—	4,500,000
Funds Received From Previously Controlled Entity	500,000	—	500,000
Capital Contributions	—	1,086	7,508
Distributions	—	(75)	(4,960)

Loan Issuance Costs/Other	—	—	(232,889)

Net Cash Provided by Financing Activities	5,000,000	1,011	10,939,659

Increase (decrease) in cash and cash equivalents	117,031	(1,814,044)	1,856,198

Cash and cash equivalents Beginning of Period	1,739,167	3,553,211	—

Cash and cash equivalents End of Period	$1,856,198	$1,739,167	$1,856,198

Supplemental Disclosures:
Cash Paid During the Period for:
Interest	$864,794	$840,000	$2,544,794
Income Tax	—	—	—
Non-Cash Items
Purchase of Intellectual Property Through the Assumption of Debt	—	—	$4,475,789
Partners Capital Contribution Resulting from the Forgiveness of Debt	—	—	$5,536,597
Preferred Stock Dividends	$318,699	—	$318,699
Loan Costs Netted Against Proceeds of Loan	—	—	$450,000
Interest Expense	$760,438	—	$760,438

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

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

The Company, at the time being “NorthTech Corporation,” merged with its wholly-owned subsidiary Platinum Research Organization, Inc., a Nevada corporation (“NV Sub”), on October 31, 2006, in order to amend its charter documents, change its name to “Platinum Research Organization, Inc.” and effect a 5-for-1 forward split of its outstanding common stock. On April 13, 2007, the Company completed another merger with its wholly-owned subsidiary, Platinum Research Organization, Inc., a Delaware corporation (“DE Sub”), to reincorporate the Company in Delaware. The name of the surviving company remained “Platinum Research Organization, Inc.,” and the certificate of incorporation and bylaws of DE Sub became the certificate of incorporation and bylaws of the Company. Both NV Sub and DE Sub were formed by the Company for the sole purpose of effecting the aforementioned transactions in preparation for the consummation of the transactions contemplated by the Contribution Agreement. On April 18, 2007, the Company closed the Contribution Agreement (Note 7), which resulted in our acquisition of Platinum LP and the appointment of a new slate of directors. As a result of our acquisition of Platinum LP, the Company’s new business focus is the design, development and commercialization of patented high-performance lubricants and coatings.

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

The Company’s products will be marketed under the trade name TechroBond™ for automotive, aviation, and industrial aftermarkets. TechroBondTM is one of a series of product applications Platinum LP developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and extreme pressure capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and extreme pressure capabilities when measured in bench laboratory tests at the University of Texas at Arlington, and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to penetrate several large, global markets for lubricants should the Company be successful in bringing its products that rely upon this new technology to market.

The Company is a development stage enterprise, as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is currently devoting all of its present efforts to commercialization of its products and technologies. Accordingly, no revenue has been realized to date.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

The Company’s financial statements at December 31, 2007 and for the unaudited three-month period and audited fiscal year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $5,245,708 for the year ended December 31, 2007 and had cash of $1,856,198 at December 31, 2007.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the next four to five months. However, if the Company is unable to realize revenue from the commercialization of its products or is unable to raise additional capital in the future, management expects that the Company will need to seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied by the Company in the preparation of the accompanying consolidated financial statements is as follows:

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

Restatements

On March 24, 2008, the Company’s Audit Committee determined that (i) the Company’s previously issued unaudited financial statements for the three and six months ended June 30, 2007 contained errors in accounting with respect to the Company’s issuance of 5,000,000 shares of Series “A” Preferred Stock (“Series A Preferred”) and the issuance of options for 3,116,428 shares of common stock on April 18, 2007 and (ii) the Company’s previously issued unaudited financial statements for the three and nine months ended September 30, 2007 contained errors in accounting with respect to the issuance of Series A Preferred shares on April 18, 2007 and with respect to the cancellation and reissuance of stock options on August 3, 2007. As a result, the Audit Committee, in consultation with management and Lane Gorman Trubitt, L.L.P., the Company’s independent registered public accounting firm, concluded that the Company’s unaudited financial statements included in the Forms 10-QSB for the periods ended June 30, 2007 and September 30, 2007 should no longer be relied upon and should be restated. All restatements are reflected in the Financial Statements for the three months and year ended December 31, 2007.

The Company previously classified the 5,000,000 Series A Preferred shares issued on April 18, 2007 as components of Shareholders’ Equity. Since the Certificate of Designation for these shares contains a mandatory redemption date, the Company has determined these shares should be classified as a long-term liability in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The correction of this error required the Series A Preferred shares to be reflected as a long-term liability on the Company’s Balance Sheet. The long-term liability will be increased by $900,000 over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares to reflect the 20% redemption premium contained in the Certificate of Designation. The correction of this error increased interest expense and the net loss by $36,000 for the three and six months ended June 30, 2007 and by $45,370 and $81,370, respectively, for the three and nine months

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

ended September 30, 2007. The correction also increased the long-term liability by $36,000 as of June 30, 2007 and $81,370 as of September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also did not properly calculate or record the intrinsic value of the Beneficial Conversion Feature contained in Series A Preferred shares. The Series A Preferred shares are convertible to common shares at a value of $0.18 per common share at the option of the holder, which price was less than the fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. In accordance with Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, this price differential generated a Beneficial Conversion Feature which should have been recognized as a discount against the long-term liability in an amount that would have been limited to the proceeds received from the issuance of the Series A Preferred shares. Accordingly, the recognition of the Beneficial Conversion Feature resulted in a discount of $4,500,000 offsetting the long-term liability for the Series A Preferred shares and a $4,500,000 increase in additional paid-in capital at the issuance date of the Series A Preferred shares. Additionally, in accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares. The accretion will result in a reduction of the long-term liability discount and an increase in interest expense over this five-year period. The correction of this error increased both interest expense and net loss by $180,000 for the three and six months ended June 30, 2007 and by $226,849 and $406,849 respectively, for the three and nine months ended September 30, 2007. The correction of this error reduced the Beneficial Conversion Discount by $180,000 as of June 30, 2007 and $406,849 as of September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

The Company also identified an error in the calculation of compensation cost related to common stock option grants. On April 18, 2007, options to acquire 3,116,428 shares of common stock were issued at an exercise price of $1.35. On August 3, 2007, these options were cancelled and reissued at an exercise price of $0.79. Under SFAS No. 123R, Share-Based Payment, the cancellation and reissuance of stock options should result in increased compensation cost over the service period of the new option grant. Although the cancellation and reissuance of the stock options was previously disclosed in the financial statements, the compensation cost related to the initial grant was not recorded in the financial statements for the three- and six-month periods ended June 30, 2007 and the additional compensation cost was not recorded in the financial statements for the three- and nine-month periods ended September 30, 2007. Recognizing the compensation cost resulted in increased salary expense and an increased net loss of $91,431 for the three and six months ended June 30, 2007 and $157,929 and $249,360, respectively, for the three and nine months ended September 30, 2007. The recognition of this item did not affect the cash balance of the Company.

Principles of Consolidation

The accompanying consolidated balance sheets and statements of operations, cash flows and shareholders’ deficit of the Company includes the accounts of Platinum LP and Platinum Intellectual Property, L.P., a Texas limited partnership (“PIP LP”), both of which are wholly-owned subsidiaries of the Company and are related in their operations. The Company, together with its subsidiaries, has no significant revenues and no material operations, and in accordance with SFAS 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered a development stage company.

Platinum LP was formed on April 28, 2004, and its principal business activity is the design and commercialization of high performance lubricants and coatings. PIP LP was formed on December 1, 2004, and its principal business activity is to hold the intellectual property and the long-term debt of the Company. Platinum LP owns a controlling interest in PIP LP.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

Cash and Cash Equivalents

The Company considers all short term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase, and readily convertible into known amounts of cash, to be cash equivalents.

Restricted Cash

The Company’s long-term debt agreement pursuant to a note with the Seattle City Employees’ Retirement System (“SCERS”) (see Note 4) requires a minimum restricted cash balance of $1,410,000. The total amount of restricted cash at December 31, 2007 and 2006 was $1,604,339 and $1,527,389, respectively. Pursuant to the terms of the escrow agreement entered into in connection with the long-term debt agreement, the restricted cash will be released from escrow upon payment in full of principal and interest on the long-term debt.

Investments in marketable securities

The investments in short-term marketable securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. At December 31, 2007 and 2006, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Our marketable securities are reviewed each reporting period for declines in value that are considered to be other-than-temporary and, if appropriate, written down to their estimated fair value. Any realized gains or losses or declines in value judged to be other-than-temporary on available-for-sale securities are included in other non-operating (income) expense in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income in the consolidated statements of operations.

Short-term investments in marketable securities consist of high credit quality (AAA) auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Auction rate securities generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. All short-term marketable securities either (1) have original maturities greater than 90 days but less than one year or (2) are auction rate securities expected to be liquidated within one year, are classified as available-for-sale and are recorded at fair value with changes in fair value reflected in other comprehensive income. All proceeds were from the maturity of the securities or sales of auction rate securities at par value. Accordingly, we have not recognized any realized gains or losses.

The summary of our investment in marketable securities at December 31, 2007 is as follows:

	Cost Basis	Unrealized Gain/(Loss)	Carrying Value
Auction rate securities	$1,200,000	$—	$1,200,000

Total Short-Term Investments in Marketable Securities	$1,200,000	$—	$1,200,000

Our investment in marketable securities at December 31, 2006 was zero.

Accounts Receivable

In the normal course of business, the Company extends credit to its customers with payment terms generally at prevailing market rates and terms. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. In the event of complete nonperformance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of nonperformance. Due to the Company being in the development stage, accounts receivable are minimal.

Inventories

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and includes the cost of raw materials. We continually evaluate the carrying value of our inventories and when, in the opinion of Management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off. We base these decisions on the level of inventories on hand in relation to our estimated forecast of product demand.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by both accelerated and straight line methods.

Major repairs or replacements of property and equipment are capitalized. Maintenance, repairs and minor replacements are charged to operations as incurred. When units of property are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

Property and equipment consisted of the following for the years ended December 31:

	Estimated Useful Life	2007	2006
Furniture and Equipment	5-7 years	$140,456	$2,973
Less: Accumulated Depreciation		(6,721)	(1,571)

		$133,735	$1,402

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

Depreciation expense was $5,150 and $642 for the years ended December 31, 2007 and 2006, respectively.

Loan Issuance Costs

Loan issuance costs are amortized over the term of the loan agreement on a straight-line basis and are shown net of accumulated amortization.

Loan issuance costs consisted of the following at December 31:

	2007	2006
Loan Issuance Costs	$682,888	$682,889
Less: Accumulated Amortization	(526,323)	(355,635)

	$156,565	$327,254

Future amortization costs for loan issuance costs are as follows for the years ended December 31:

2008	$156,475
2009	90
2010	—
2011	—

$156,565

Amortization expense relating to loan costs was $170,688 and $170,689 for the years ended December 31, 2007 and 2006, respectively.

Intellectual Property

Intellectual property consists of amortizable and non-amortizable patents, trademarks and patent applications. Patents, trademarks and patent applications are recorded at cost and amortized over the remaining life of the intellectual property once the patient or trademark is issued. Prior to the issuance of patents and trademarks, the accumulated costs are carried at cost and evaluated for impairment. If the patent or trademark is denied or abandoned, the associated costs are written off. Legal costs of obtaining and defending intellectual property are capitalized and amortized once the patent for the intellectual property is issued. Research and development costs for internally developed intellectual property are expensed when incurred.

The Company’s impairment testing methodology involves management’s annual testing of the carrying amount of its intellectual property assets compared to the undiscounted cash flows from the Company’s estimated operations (excluding interest).

At December 31, 2007, the Company’s impairment testing revealed that the sum of the undiscounted cash flows for the applicable testing period exceeded the carrying values of amortizable intellectual property. Based on this analysis, the Company expected that sufficient profit will be realized from these sales to recover the balance of intellectual property on its books, and therefore did not believe that any impairment of its intellectual property existed at December 31, 2007. As such, no impairment adjustment was recorded. Additionally, no impairment was considered to exist at December 31, 2006.

On April 29, 2004, the Company entered into an agreement with Platinum Research Development, L.L.C. (a non-related entity) to purchase substantially all of its assets by assuming $3,000,000 in outstanding debt along with $1,475,789 in accrued interest owed to Lubrication Partners, Joint Venture, one of the Company’s largest stockholders. The Company valued the intellectual property at April 29, 2004 at the value of the outstanding principal and accrued interest on the note assumed.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

Amortizable Intellectual Property. At December 31, 2007, the Company had $3,482,536 in net amortizable intellectual property that consisted principally of capitalized patent costs related to the Company’s five patents. These patents are being amortized over their useful remaining life and have an weighted average amortization period of 15 years.

Non-amortizable Intellectual Property. At December 31, 2007, the Company had $231,272 in non-amortizable intellectual property that consisted of capitalized trademark costs and pending patent costs.

Intellectual Property consisted of the following at December 31:

	Amortization Period	2007	2006
Amortizable intellectual property	15 years	$4,613,062	$4,552,055
Less: accumulated amortization		(1,130,526)	(853,848)

		$3,482,536	3,698,207

Non-amortizable intellectual property		231,272	133,490

		$3,713,808	$3,831,697

Future amortization costs for intellectual property are as follows for the years ended December 31:

2008	$463,657
2009	307,317
2010	307,317
2011	307,317
2012	307,317
beyond	1,789,611

$3,482,536

Amortization expense relating to intellectual property was $276,678 and $316,729 for the years ended December 31, 2007 and 2006 respectively.

The Company’s success will depend, in part, on its ability to obtain and enforce intellectual property protection for its technology in both the United States and other countries. The Company has filed patent applications in the United States Patent and Trademark Office and international counterparts of applications in the United States Receiving Office under the Patent Cooperation Treaty. The Company cannot provide any assurance that patents will issue from these applications or that, with respect to any patents, issued or pending, the claims allowed are, or will be, sufficiently broad to protect the key aspects of the Company’s technology, or that the patent laws will provide effective legal or injunctive remedies to stop any infringement of the Company’s patents. In addition, the Company cannot provide any assurance that any owned patent rights will not be challenged invalidated or circumvented, that the rights granted under patents will provide competitive advantages, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company’s technology. The Company has acquired patent protection insurance from Gotham Insurance Company. The Company cannot provide any assurance that such protection will withstand all challenges. Furthermore, if an action is brought, a court may find that the Company has infringed on the patents owned by others. The Company may have to go to court to defend its patents, to prosecute infringements, or to defend infringement claims made by others.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

Revenue Recognition

The Company has not yet recognized any revenues. Revenues will be recognized once they are earned, specifically when: (a) services are provided or products are delivered to customers; (b) there is clear evidence that the arrangement exists; (c) amounts receivable by the Company are fixed or can be determined; and (d) the Company’s ability to collect such amounts is reasonably assured.

Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities, approximates their fair value because of the short maturity of these instruments. Our investments in short-term marketable securities are recorded at fair value. Prior to April 2007, the Company’s operations were located in Canada, and virtually all of its assets and liabilities gave rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk was the risk that arose from fluctuations in foreign exchange rates and the degree of volatility of these rates. Subsequent to March 2007, the Company’s operations are located in the United States, and foreign currency transactions are not prevalent. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative Financial Instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Research and Development

The Company’s research and development efforts are conducted primarily by the University of Texas at Arlington. All such expenses are expensed as incurred. Research and development expenditures consist primarily of researcher salaries and materials consumed in the testing and evaluation process. The Company’s research and development expenditures for the twelve months ended December 31, 2007 were $406,812 compared to $137,261 for the same period in 2006. Research and development expenses are included in the Product Evaluation and Technical Support line item of Selling, General and Administrative expenses.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. As of December 31, 2007 and December 31, 2006, the net deferred tax asset has been offset by a valuation allowance.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at December 31, 2007 and 2006.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As of December 31, 2007, the Company had no items that represented a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Segments of an Enterprise and Related Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated SFAS 131 and does not believe it is applicable at this time.

Start-Up Expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on April 28, 2004 to December 31, 2007.

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising expense was $59,694 and $13,886 for the years ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows the Company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. After reviewing SFAS 159, the Company has elected not to measure financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurement on earnings. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. After reviewing SFAS 157, the Company has elected not to measure financial assets and liabilities at fair value.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition provisions. The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption did not have an effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. We adopted the provision of SFAS 154 in the first fiscal quarter of 2006. The adoption did not have an effect on our consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

Comparative Figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Accounting for Equity Based Compensation

Effective January 1, 2006, the company adopted SFAS No. 123R, Share-Based Payment, which requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee equity options and similar instruments was estimated using the Black-Scholes valuation model.

3.	Long Term Liabilities

On April 18, 2007, the Company issued a total of 5,000,000 authorized shares designated as Series “A” Preferred Stock, which are convertible into shares of the Company’s common stock at a rate of five common shares for each share of Series A Preferred at any time by the holder or by the Company under certain conditions. The Series A Preferred is also subject to mandatory conversion on the last day of any period of twenty consecutive trading days ending on or after the sale of the underlying shares of common stock are registered with the Securities and Exchange Commission in which the volume weighted average of the daily market price of the Company’s common stock equals or exceeds 200% of the adjusted conversion price of the Series A Preferred. The Series A Preferred is also subject to mandatory redemption upon the occurrence of certain redemption events at the redemption amounts specified in the agreement.

The terms of the Series A Preferred entitle the holder to annual cumulative dividends of $0.09 per share, payable quarterly at the discretion of the Company’s Board of Directors in cash, common shares or both. The annual cumulative dividend will be reduced to $0.045 per share upon the Company entering into a commercial agreement(s) that increases the Company’s aggregate revenues to $40,000,000 per annum and to $0.018 per share upon the Company recording net revenues equal to or greater than $1,000,000 per quarter. So long as any Series A Preferred are outstanding, dividends, distributions of cash or other property are restricted unless full cumulative dividends have been authorized, declared and paid on the Series A Preferred.

In the event of liquidation, dissolution or winding up of the Company, the Series A Preferred shareholders are entitled to receive $.90 per share plus an amount equal to all dividends accumulated, accrued and unpaid.

The Company has initially reserved 25,000,000 shares of its authorized but unissued common stock for issuance upon conversion of the Series A Preferred. The reserved amount shall at all times be sufficient to provide for the full conversion of all of the Series A Preferred (including and dividends payable) outstanding.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

The Series A Preferred has a maturity date of five years from the date of closing of the Contribution Agreement (please see Note 7) and is subject to mandatory redemption on the maturity date. The holders of the Series A Preferred are entitled to vote on an “as converted” basis on all matters submitted to a vote of the shareholders of the Company and have rights that may restrict the Company’s ability to take corporate actions.

At December 31, 2007 the Company had 5,000,000 shares of Series A Convertible Preferred outstanding. The shares were issued at $0.90 per share. The Certificate of Designation for the Series A Preferred includes a mandatory redemption requirement on the maturity date of April 18, 2012 that requires the Company to redeem all of the outstanding shares of its Series A Preferred, to the extent it has funds legally available at the time, and to the extent that the shares of Series A Preferred have not been converted to common shares, at a redemption price of $1.08 per share. As a result of the mandatory redemption requirement, these Series A Preferred shares have been classified as a long-term liability pursuant to SFAS 150. Additionally, the $0.18 per share discount (redemption price of $1.08 less issued price of $0.90) will be recorded as interest expense of $900,000 ($0.18 x 5,000,000 shares) over the 5-year period from April 18, 2007 to April 18, 2012. Accordingly, $126,740 has been recorded as interest expense in the twelve month period ended December 31, 2007. This item is a non-cash item.

The Series A Preferred shares are convertible to common shares at a value of $0.18 per common share at the option of the holder. This price was less than the fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. The conversion price is subject to adjustments by the Company under certain conditions. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature that is recognized as a discount against the long term liability and an increase to additional paid in capital, since the conversion would be accomplished through the issuance of shares of common stock. The amount of the discount is limited to the proceeds received from the issuance of the Series A Preferred shares ($4,500,000). In accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares. For the year ended December 31, 2007, $633,698 accretion of the discount was recognized as additional interest expense. No accretion occurred in the year ended December 31, 2006.

4.	Long Term Debt

As of December 31, 2007 and 2006, the Company had $6,000,000 in long term debt due under a note with SCERS. The principal amount outstanding under this note bears interest at a fixed rate equal to 14% per annum, which will increase to 19% per annum following any event of default under the note. Accrued interest on the outstanding principal is payable on a quarterly basis, and all outstanding principal and interest is due and payable on February 28, 2011, extended from an original due date of December 4, 2008 on January 9, 2007. As additional consideration for making the loan, SCERS will receive quarterly participation payments at the end of each fiscal quarter that are equal to the greater of (i) 5% of the Company’s gross revenues on a consolidated basis, or (ii) 20% of the Company’s consolidated net income, for such quarter. The participation payments will continue until SCERS is paid all of the principal and accrued interest under the note, plus an aggregate $6,000,000 in participation payments. SCERS has received no participation payments through the year ended December 31, 2007. The note is secured by all of the assets of the Company.

As amended, the term loan is subject to certain financial covenants and restrictions, including limitations on incurring indebtedness or granting liens, mergers or consolidations, distributions, expenditures in excess of budgeted amounts, leases, compensation of management, sale of assets and capital expenditures, which apply equally to the Company and Platinum Inc. If PIP LP issues or sells any new promissory note while the term loan is outstanding, which are on terms that are more favorable than those under the term loan, as determined in SCERS’s sole discretion, then the term loan will automatically be amended such that those more favorable terms will apply to the term loan to the same extent as they are to apply under the new promissory note. PIP

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

LP may issue one or more new promissory notes having an aggregate principal amount of no more than $9,000,000, and SCERS will take any actions that are necessary in order to permit the purchasers of such notes to have a security interest and lien that is equal with SCERS interests in the collateral securing the term loan. Any amounts borrowed by the PIP LP that are in excess of the $9,000,000 limit shall be subordinate to the term loan.

5.	Capital Stock

Authorized

As of December 31, 2007, the Company’s total authorized capital was 400,000,000 common shares, with a par value of $0.001 per common share, and 100,000,000 preferred shares, with a par value of $0.001 per preferred share. The Company has designated 5,000,000 preferred shares as Series A Preferred shares.

Issued and Outstanding

Under the terms of the Contribution Agreement (please see Note 7), on April 18, 2007, the Company:

a)	issued to the Pro Transferors 55,000,000 unregistered shares of Company common stock;

b)	issued to the Investors 5,000,000 shares of Series A Preferred;

c)	issued to Investa Corporation and Ms. Cecelia Pineda 2,500,000 warrants to purchase shares of common stock at a price of $0.26 per share; and

d)	cancelled 22,500,000 shares of Company common stock held by Ms. Pineda.

As of December 31, 2007, the Company’s total issued and outstanding capital stock consisted of 75,000,000 common shares, 5,000,000 shares of Series A Preferred and warrants to acquire 2,500,000 common shares.

On February 8, 2007, the Company issued 10,000,000 common shares upon the exercise of previously outstanding share purchase warrants at a price of $0.05 per share issued March 30, 2006. As of December 31, 2007, no share purchase warrants in this series were outstanding.

On March 30, 2006, 10,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $100,000. Each Unit consisted of one common share of the Company and one fifth of one purchase warrant share. Each full purchase warrant share entitled the holder to purchase an additional five common shares of the Company at a price of $0.25 per common share expiring March 30, 2009.

Warrants

The following is a summary of warrant activities during the year ended December 31, 2007:

	Number of warrants	Weighted average exercise price
Outstanding and exercisable at December 31, 2006	2,000,000	$0.25
Exercised	(2,000,000)	$0.25

Outstanding and exercisable at March 31, 2007	—	—

Granted	2,500,000	$0.26

Outstanding and exercisable at June 30, 2007	2,500,000	$0.26

Outstanding and exercisable at September 30, 2007	2,500,000	$0.26

Outstanding and exercisable at December 31, 2007	2,500,000	$0.26

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

6.	Equity

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment, under the modified prospective method described therein. Compensation expense recognized in the three months and years ended December 31, 2006 and 2007 includes compensation expense for all stock-based payments granted, modified or vested since adoption of SFAS No. 123R based on the grant date fair value. Stock-based compensation expense recognized in the three months and year ended December 31, 2007 was included in Selling, General and Administrative Expenses and totaled $223,452 and $588,250, respectively. No stock-based compensation was recognized in the three months and year ended December 31, 2006.

Prior to the consummation of the transactions contemplated by the Contribution Agreement (please see Note 7), Platinum LP had issued to key executive officers and consultants, options to acquire up to 18.685% of the limited partnership partner interests in Platinum LP. Following the completion of the transactions contemplated in the Contribution, the Company issued options to acquire 23,292,184 shares of common stock to holders of the Platinum LP options, in substitution for, and following the cancellation of, the Platinum LP options. The substitution of the Company options for the Platinum LP options complied with Sections 409A and 424 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations proposed and issued thereunder. Accordingly, and in addition to the satisfaction of other requirements under these provisions, the ratio of the exercise price to the fair market value of the shares subject to the Company options issued in substitution of the Platinum LP options immediately following the consummation of the transactions contemplated by the Contribution Agreement was not greater than the ratio of the exercise price to the fair market value of the canceled Platinum LP options immediately prior to the transaction. Additionally, the excess of the fair market value of the Company options issued in substitution of the Platinum LP options over their respective strike prices did not exceed the fair market value of the Platinum options over their respective strike prices.

On August 3, 2007, the independent members of the Company’s Board of Directors met and approved a proposal to cancel all of the outstanding employee stock options held by the Company’s Chief Financial Officer, Michael D. Newman, which were granted on April 18, 2007 at an exercise price of $1.35, and reissue the same number of options at an exercise price of $0.79, which was the closing per share market price of the common stock on August 3, 2007. In accordance with SFAS No. 123R, Share-Based Payment, the cancellation and reissuance of stock options is considered to be a modification of the original award and results in increased compensation cost over the service period of the new option grant. As a result of the modification, $176,410 and $462,086, respectively, was recognized as compensation expense in the three months and year ended December 31, 2007. See Restatements in Note 2.

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

December 31, 2007

At the Company’s Special Meeting held on April 12, 2007, stockholders approved the completion of the proposed Contribution Agreement transaction with Platinum LP et al. The closing of the Contribution Agreement transaction became effective April 18, 2007.

In connection with the Contribution Agreement, the Company completed the following:

a)	Issued to the PRO Transferors 55,000,000 unregistered shares of common stock of the Company;

b)	Issued to the Investors 5,000,000 shares Series A Preferred and 2,500,000 share purchase warrants (the “Warrants”). Each Warrant is exercisable for one common share of the Company at an exercise price of $0.26 per share for a three-year period from date of closing; and

c)	Entered into a bridge loan agreement (the “Loan Agreement”) with Platinum LP, pursuant to which the Company loaned Platinum LP $1,000,000 (the “Platinum LP Note”). The Platinum LP Note bore regular interest at an annual rate of 10% per annum, was due and payable six months from the date of issuance, and was secured by a second lien on all of the assets of Platinum LP. On January 17, 2007, the Company advanced $1,000,000 to Platinum LP under the terms of the Loan Agreement. The Loan Agreement was satisfied on the April 18, 2007 closing date upon the conversion of the promissory note evidencing the loan into shares of Series A Preferred. All interest incurred under this borrowing was eliminated in consolidation.

During the second quarter of fiscal 2007, the Company also entered into an amending agreement whereby the Company assumed certain general security obligations upon closing of the Contribution Agreement.

8.	Commitments

Leases

On June 20, 2007, the Company signed a five-year lease for new office space at a rate of approximately $60,000 per year, effective September 1, 2007. The Company had previously leased office space from EFO Holdings, a related party to Lubrication Partners, L.P. and Lubrication Partners Joint Venture, our two largest stockholders.

The future minimum lease payments required under operating leases are as follows:

Year Ended December 31,
2008	$51,867
2009	53,467
2010	55,067
2011	56,667
2012	33,600
Thereafter	—

$250,667

Letter of Credit

On July 3, 2007, the Company entered into a $60,000 standby letter of credit agreement with Crescent Real Estate Funding VIII LP as a condition of an office lease, also with Crescent Real Estate Funding VIII LP, entered into on June 20, 2007.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

Long-Term Debt Monitoring Fee

As part of the long-term debt agreement with SCERS, the Company agreed to pay Newlight Capital LLC (“Newlight”), a quarterly monitoring fee over the term of the note. In consideration for those services, Newlight receives $120,000 in annual monitoring fees. Newlight received options for 1,909,938 shares of the Company’s common stock. Newlight also serves as a consultant to the Company in connection with its intellectual property commercialization efforts as well as in raising additional capital. Newlight receives a percentage of the total additional capital raised or revenues generated from intellectual property commercialization as compensation for such consulting services.

Net Profit Agreement

On April 29, 2004, the Company purchased substantially all the assets of Platinum Research and Development, L.L.C. (“PRD LLC”) (a non-related entity). Part of the purchase agreement included the Company entering into a net profit agreement with PRD LLC. This agreement calls for the Company to pay PRD LLC 10% of net profits each year. This amount can be cumulated and compounded annually. To date, the Company has not incurred any obligation to PRD LLC under the net profit agreement.

Participation Payments

The Company has agreed that pursuant to any and all license agreements, royalty agreements, customer contracts or other revenue generating contracts to which the Company shall become a party in connection with its intellectual property commercialization, it shall pay to SCERS a participation payment payable quarterly. Such payment accrues to SCERS as follows: (i) two-thirds of all net royalties received by the Company until SCERS has been paid an aggregate of $3,000,000 (the “First Tranche”); and (ii) two percent of all additional net royalties until SCERS has been paid an additional $2,000,000 (the “Second Tranche”) in aggregate. If the Company sells one or more promissory notes, then SCERS’s right to receive Second Tranche payments shall not accrue until aggregate net royalties exceed $5,000,000 plus the aggregate principal amount of such promissory notes.

Major Supplier

The Company currently contracts with a single, outside specialty chemical manufacturing company for the production and supply of 100% of its product needs. The Company is thus exposed to product supply disruptions caused by adverse business circumstances with this supplier, raw material shortages, plant breakdowns and other situations affecting the supply of products from this supplier.

9.	Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and short-term investments in marketable securities. In the normal course of business, the Company maintains cash balances at financial institutions located in the Dallas, Texas and Shrewsbury, New Jersey areas. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash and cash equivalents.

We also invest cash in excess of immediate requirements in money market accounts and auction rate securities with high quality (AAA) ratings. These investments are not held for trading or other speculative purposes. We are exposed to credit risk in the event of default by these entities.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

10.	Executive Short-Term and Long-Term Incentive Plan

On October 12, 2007, the Compensation Committee of the Board of Directors of the Company approved Short-Term and Long-Term Incentive Plans for the Company’s Chief Executive Officer and Senior Vice President & Chief Financial Officer. On February 14, 2008, the Compensation Committee permanently discontinued the payment or granting of awards under the 2007 Short-Term Incentive Plan and modified the 2008 performance objectives. Accordingly, no Short-Term awards were recognized for the year ended December 31, 2007.

11.	Stock Based Incentive Plan

The Platinum Research Organization, Inc. Stock Incentive Plan (the “Plan”), which was approved by the Company’s stockholders on April 12, 2007, is an unfunded Plan which provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights and restricted shares to employees, directors and consultants of the Company.

The Company uses the Black-Scholes option pricing model to determine the fair value of all stock option grants. For stock option grants issued in the year ended December 31, 2007, the following weighted-average assumptions were used:

2007
Expected option life	3 years
Expected annual volatility	59%
Risk-free interest rate	3.5%
Dividend yield	0%

The status of our stock options are as follows:

	2007		2006
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of year	—	—	—	$—
Options substituted(a)	21,416,834	$0.09	—	$—
Grants	9,441,910	$0.81	—	$—
Cancelled	(3,116,428)	$1.35
Exercised	—	—	—	$—
Forfeited	(19,437)	$0.14	—	$—

Outstanding at end of year	27,722,879	$0.19	—	$—

(a)	Substitution of company options for Platinum LP options (please see Note 6)

Our outstanding options as of December 31, 2007 are as follows:

	Options Outstanding			Options Outstanding
Range of Exercise Prices	Shares Underlying Options Outstanding at Dec 31, 2007	Weighted Avg Remaining Contractual Life (in years)	Weighted Avg Exercise Price	Shares Underlying Options Exercisable at Dec 31, 2007	Weighted Avg Exercise Price
$0.07 - $0.099	12,465,712	8.75	$0.070	2,077,619	$0.07
$0.10 - $0.129	10,801,542	8.14	$0.110	4,431,541	$0.110
$0.13 - $0.16	24,931	9.59	$0.154	8,310	$0.154
$0.57	1,289,335	9.70	$0.570	0	—
$0.79	3,141,359	9.59	$0.79	0	—

	27,722,879	8.36	$0.191	6,517,470	$0.097

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

Restricted Stock

We may also grant restricted stock to compensate certain employees under the Plan. As of December 31, 2007, there were no restricted shares outstanding.

12.	Earnings Per Share

Basic earnings per share are computed by dividing net earnings less dividends on Series A Preferred Stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similarly to basic earnings per share, except the denominator is increased by including the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. This Diluted Earnings per Share calculation is not done for periods with a Net Loss, as this would be antidilutive. Shares underlying options at December 31, 2007 (see Note 11) were excluded as their effect would be antidilutive.

	Three Months Ended		Years Ended		Period From 4/28/04 (Date of Inception) through 12/31/07
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Numerator
Net Income (Loss)	$(1,534,425)	$(749,545)	$(5,245,708)	$(2,345,107)	$(11,086,219)
Dividends Declared on Preferred Stock	(112,500)	—	(318,699)	—	(318,699)

Net Loss Attributable to Common Shareholders	$(1,646,925)	$(749,545)	$(5,564,407)	$(2,345,107)	$(11,404,918)

Denominator
Basic Weighted Average Shares Outstanding	102,500,000	32,500,000	62,883,562	24,390,411	41,195,976

Basic Earnings per Share	$(0.02)	$(0.02)	$(0.09)	$(0.10)	$(0.28)

13.	Income Taxes

The Company recorded a net operating loss for federal income tax purposes of $3,372,643 for the year ended December 31, 2007. Prior to the effective date of the Contribution Agreement (see Note 7), the Company was classified as a partnership for federal income tax purposes; therefore, no provision for income taxes was recorded on the books of the company for the year ended December 31, 2006.

The reconciliation of the statutory federal income tax rate to the Company’s income tax benefit for the year ended December 31, 2007 is as follows:

	2007
	Amount	%
Income tax benefit at statutory rate	$(1,783,541)	34
Pre-Contribution Agreement items taxable to partners (See Note 7)	104,498	(2)
Discount accretion on Series A Preferred	258,549	(5)
Other	3,897	(0)
Change in valuation allowance	1,416,597	(27)

	$—	$—

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

The components of deferred tax assets as of December 31, 2007 are as follows:

2007
Deferred tax asset for NOL carryforward	$1,146,699
Share-based compensation	200,005
Other	69,893
Valuation allowance	(1,416,597)

$—

During the year ended December 31, 2007, the Company recorded a valuation allowance of $1,416,597 which reduced the net deferred tax assets to zero. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon sufficient future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the net deferred tax assets was offset by a valuation allowance, due to the uncertainty of the future realization of the deferred tax assets.

As of December 31, 2007, the Company has net operating loss carry forwards of $3,372,643, which would be available to offset future taxable income, if any, through 2027. The amount of federal net operating loss carry forwards which can be utilitized in any one period may be limited by federal income tax regulations regarding changes in ownership of corporations. Such limitations may have an impact on the ultimate realization of net operating loss carry forwards and future tax deductions.

14.	Debt Forgiveness

In April 2004, $5,536,597 of debt owed by Platinum LP to Lubrication Partners JV was forgiven in exchange for 100% equity interest in Platinum LP.

15.	Liquidity and Capital Resources

The Company is a development stage company, and since inception, the Company has incurred significant net losses. The Company has reported a net loss of $11,086,219 from the date of inception on April 28, 2004 to December 31, 2007. For the fiscal years ended December 31, 2007, and December 31, 2006, the Company reported net losses of $5,245,708 and $2,345,107, respectively. The Company expects to continue to incur net losses and negative cash flow in the near future. The size of these losses will depend, in large part, on the Company’s ability to realize product sales revenue from marketing its products. To date, the Company has not had any operating revenue from the sale of its products. The Company’s ability to generate revenues will be dependent upon, among other things, the successful negotiation of marketing and distribution agreements, conclusive and definitive test results demonstrating the benefits of the Company’s products and the acceptance of the Company’s technology and products by potential customers. Because the Company does not yet have a material, recurring revenue stream resulting from product sales, there can be no assurance that the Company will be successful in its sales efforts. The Company expects its operating expenses to increase, reflecting increased testing and marketing expenses in the short term which will necessitate higher levels of revenue for profitability when and if the Company begins to generate recurring revenues. Should the Company achieve profitability, there is no assurance the Company can maintain or increase profitability levels in the future.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007

While the Company believes it has sufficient funds available to provide resources for operations through the second quarter of 2008, failure to achieve significant, sustained sales and revenues from the Company’s TechroBond 280 product in the industrial grease market by the end of such period will require the Company to seek additional financing. While management is currently seeking third party financing, it can give no assurances that they will be successful in these efforts. The Company’s budget for the next twelve months emphasizes the continued development and marketing of its products. Cash needs during the next twelve-month period are expected to average approximately $275,000 per month. In addition, changes may occur in the Company’s current operations that would use available cash resources sooner than anticipated. If the anticipated product sales do not materialize, or are significantly less than anticipated, the Company will have to raise additional funds to continue product development and commercialization activities. If this future financing is not available, investors may lose a substantial portion, or all, of their investment, and the Company’s business may fail. The Company currently has no immediate means for obtaining any additional financing. Consequently, the Company cannot assure that additional financing, if necessary, will be available to the Company on acceptable terms, or at all.

The Company’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt depends on a range of economic, competitive and business factors, many of which are outside its control. Based on an average interest rate of 14% at December 31, 2007, and outstanding borrowings at that date of $6,000,000, the Company’s annual interest expense would be $840,000. The Company’s business may not generate sufficient cash flow from operations to service its debt obligations, particularly if projected sales and revenues are not realized on schedule or at all. If the Company is unable to service its debt obligations, the Company may need to refinance all or a portion of its indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. The Company may not be able to refinance any of its indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause it to default on its obligations and impair its liquidity. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, could have a material adverse effect on the Company’s business and financial condition.

16.	Subsequent Events

As of December 31, 2007, our short-term investments in marketable securities included $1,200,000 of auction-rate securities. The negative conditions in the global credit markets subsequent to year-end have prevented some investors from liquidating their holdings, including their holdings of auction-rate securities. During January, we liquidated $300,000 of these securities; however, during February and March 2008, we were informed that there was insufficient demand at auction and as a result, the affected securities are currently not liquid. In these circumstances, we could be required to hold the remaining securities until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. At this time, management has not concluded that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

On January 15, 2008, Mr. Michael D. Newman, the Company’s Senior Vice President and Chief Financial Officer announced his resignation from the Company, effective March 1, 2008. On March 12, 2008, Mr. David A. Hart, CPA, was appointed Interim Chief Financial Officer effective March 7, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM RESEARCH ORGANIZATION, INC.

Date: April 14, 2008	By:	/s/ JOHN T. JAEGER, JR.
John T. Jaeger, Jr.
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. JAEGER, JR.	President, Chief Executive Officer and	April 14, 2008
John T. Jaeger, Jr.	Director (Principal Executive Officer)

/s/ DAVID A. HART	Interim Chief Financial Officer	April 14, 2008
David A. Hart	(Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS G. PLASKETT	Executive Chairman and	April 14, 2008
Thomas G. Plaskett	Director

/s/ ALLAN MCARTOR	Director	April 14, 2008
Allan McArtor

/s/ BEN DUPONT	Director	April 14, 2008
Ben DuPont

/s/ MIKE MCMILLAN	Director	April 14, 2008
Mike McMillan

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Contribution Agreement, dated October 26, 2006, by and among Platinum Research Organization, LP, Lubrication Partners, joint venture, Platinum IP Management, Inc., John T. (Cork) Jaeger as the representative of the partners of Platinum Research Organization, LP, and Steve Drayton as the representative of all certain individuals who invested in the Company in a private placement completed in conjunction with the Contribution Agreement.(1)

2.2	Amendment to Contribution Agreement dated December 26, 2006. (2)

2.3	Amendment to Contribution Agreement dated February 28, 2007. (3)

3.1	Certificate of Incorporation of Platinum Research Organization, Inc. (4)

3.2	Bylaws of Platinum Research Organization, Inc. (4)

4.1	Form of Convertible Promissory Note Purchase Agreement. (1)

4.2	Form of Subscription Agreement for Series “A” Preferred Stock. (1)

4.3	Certificate of Designation of Series “A” Preferred Stock. (1)

4.4	Registration Rights Agreement, dated April 18, 2007, between the Company, the investors named therein, Investa Corporation and Cecilia Pineda. (1)

4.5	Warrant Purchase Agreement, dated October 26, 2006, between Platinum Research Organization, Inc. and Investa Corporation. (1)

4.6	Voting Agreement, dated October 26, 2006, between NorthTech Corporation, Lubrication Partners, L.P. and Lubrication Partners, a joint venture. (1)

4.7	Lock-Up Agreement, dated October 26, 2006, between the NorthTech Corporation, Lubrication Partners, Joint Venture and Lubrication Partners, L.P. (1)

4.8	Bridge Loan Agreement, dated January 9, 2007, between Platinum Research Organization, L.P. and Platinum Research Organization, Inc. (2)

4.9	Promissory Note of Platinum Research Organization, L.P. for 10% Secured Note due July 31, 2007 in the principal amount of $1,000,000. (2)

4.10	Security Agreement, dated January 9, 2007, between Platinum Research Organization, L.P., Platinum Intellectual Property, L.P. and Platinum Research Organization, Inc. (2)

4.11*	Senior Secured Note Purchase Agreement, dated December 3, 2004, between Platinum Research Organization, L.P., Platinum Intellectual Property, L.P. and Seattle City Employees’ Retirement System.

4.12*	Service Agreement, dated December 3, 2004, between Platinum Intellectual Property, L.P., Seattle City Employees’ Retirement System and Newlight Capital, LLC.

4.13	Subordination Agreement, dated January 9, 2007, between Platinum Research Organization, Inc., Seattle City Employees’ Retirement System, Platinum Research Organization, L.P. and Platinum Intellectual Property, L.P. (2)

4.14	Omnibus Amending Agreement, dated January 9, 2007, between Platinum Intellectual Property, L.P., Platinum Research Organization, L.P., Seattle City Employees’ Retirement System, Newlight Capital, LLC, JPMorgan Chase Bank N.A. and Platinum Research Organization, Inc. (2)

10.1	Consulting Agreement, dated April 14, 2007, between the Platinum Research Organization, Inc., The Fairmount Company and Cork Jaeger.(5)

10.2	Exclusive Distribution Agreement, dated July 25, 2007, between R.T. Vanderbilt Company, Inc. and Platinum Research Organization, Inc (6)

10.3	Platinum Research Organization, Inc. Stock Incentive Plan. (7)

10.4	Form of Non-Qualified Stock Option Agreement under the Platinum Research Organization, Inc. Stock Incentive Plan. (8)

10.5	Form of Director’s Non-Qualified Stock Option Agreement under the Platinum Research Organization, Inc. Stock Incentive Plan. (8)

14.1*	Code of Ethics

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of CEO as Required by Rule 13a-14(a)/15d-14.

31.2*	Certification of CFO as Required by Rule 13a-14(a)/15d-14.

32.1*	Certification of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
(1)	Incorporated by reference to the exhibits in the Registrant’s Current Report on Form 8-K/A filed on November 3, 2006.
(2)	Incorporated by reference to the exhibits in the Registrant’s Current Report on Form 8-K filed on January 11, 2007.
(3)	Incorporated by reference to the exhibits in the Registrant’s Current Report on Form 8-K filed on March 5, 2007.
(4)	Incorporated by reference to the exhibits in the Registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2007.
(5)	Incorporated by reference to the exhibits in the Registrant’s Quarterly Report on Form 10-QSB filed on May 21, 2007.
(6)	Incorporated by reference to the exhibits in the Registrant’s Quarterly Report on Form 10-QSB/A filed on March 31, 2008
(7)	Incorporated by reference to Exhibit E of the Registrant’s Proxy Statement on Schedule 14A filed on April 2, 2007.
(8)	Incorporated by reference to the exhibits in the Registrant’s Quarterly Report on Form 10-QSB filed on November 13, 2007.