Form 10QSB
period 2008-03-31
Platinum Research Organization, Inc.
filed 2008-05-20
CIK 1330340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

75,000,000 shares of common stock issued and outstanding as of May 15, 2008

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

The interim financial statements should be read in conjunction with the financial statements of Platinum Research Organization, Inc. (the “Company”) and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2007 presented in the Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Current Assets
Cash and Cash Equivalents—unrestricted	$446,511	$251,859
Cash—restricted	1,413,442	1,604,339

Total Cash and Cash Equivalents	1,859,953	1,856,198
Short-term Investments in Marketable Securities	900,000	1,200,000
Accounts Receivable	4,104	4,941
Inventory	48,104	48,104

Total Current Assets	2,812,161	3,109,243

Property, Plant and Equipment—net of accumulated depreciation	128,711	133,735

Other Assets
Loan Issuance Costs—net of accumulated amortization	117,446	156,565
Intellectual Property—net of accumulated amortization	3,452,238	3,482,536
Intellectual Property—non-amortizable	256,635	231,272

Total Other Assets	3,826,319	3,870,373

Total Assets	$6,767,191	$7,113,351

Liabilities and Shareholders' Deficit

Current Liabilities
Accounts Payable	$247,559	$240,618
Accrued Interest	70,000	70,000
Note Payable	450,000	—
Preferred Dividend Payable	431,199	318,699

Total Current Liabilities	1,198,758	629,317

Long Term Debt	6,000,000	6,000,000

Long Term Liabilities
Mandatorily Redeemable Preferred Stock	4,500,000	4,500,000
Preferred Stock, Beneficial Conversion Discount	(3,639,453)	(3,866,302)
Preferred Stock, Discount on Convertible Liability	171,740	126,740

Total Long Term Liabilities	1,032,287	760,438

Shareholders' Deficit	(1,463,854)	(276,404)

Total Liabilities and Shareholders' Deficit	$6,767,191	$7,113,351

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended			Date of Inception through
	March 31, 2008	March 31, 2007	Incr/ (Decr)	March 31, 2008
Sales	$—	$—	$—	$—
Cost of Sales	—	—	—	—

Gross Profit	—	—	—	—

Selling, General and Administrative Expenses
Salaries	334,118	122,290	211,828	2,314,611
Travel	14,048	29,159	(15,111)	364,664
Production Evaluation/Technical Support	37,872	52,418	(14,546)	832,610
Outside Legal and Professional Fees	215,589	130,627	84,962	2,192,396
Contribution Agreement	—	139,466	(139,466)	339,783
Insurance	19,156	16,598	2,558	305,003
Rent	15,791	8,977	6,814	128,359
Other	22,644	13,760	8,884	215,635

Total Selling, General and Administrative Expenses	659,218	513,295	145,923	6,693,061

Depreciation and Amortization	122,010	122,475	(465)	1,785,579

Other Income	27,341	28,086	(745)	489,500
Interest Expense	482,081	210,000	272,081	4,333,047

Net Loss Before Taxes	(1,235,968)	(817,684)	(418,284)	(12,322,187)

Income Tax—Current	—	—	—	—
Income Tax—Deferred	—	—	—	—

Net Loss	(1,235,968)	(817,684)	(418,284)	(12,322,187)

Dividends Declared on Preferred Stock	(112,500)	—	(112,500)	(431,199)

Net Loss Attributed to Common Shareholders	$(1,348,468)	$(817,684)	$(530,784)	$(12,753,386)

Per Share Amounts
Net Loss	$(0.01)	$(0.02)		$(0.27)
Dividends Declared on Preferred Stock	—	—		(0.01)

Net Loss Attributed to Common Shareholders	$(0.01)	$(0.02)		$(0.28)

Weighted Average Number of Shares used in per share calculations – Basic and Diluted	102,500,000	38,277,778		45,088,974

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended		Date of Inception through
	March 31, 2008	March 31, 2007	March 31, 2008
Cash Flow from Operating Activities
Net Loss for the Period	$(1,235,968)	$(817,684)	$(12,322,187)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	122,008	122,475	1,785,578
Option Expense	161,580	36,359	749,830
Interest Expense—Preferred Stock	271,849	—	1,032,287
Changes in Assets and Liabilities
(Increase) / Decrease in Accounts Receivable	837	—	(2,370)
(Increase) / Decrease in Inventory	—	—	(48,104)
Increase / (Decrease) in Accounts Payable	6,941	79,332	246,945
Increase / (Decrease) in Accrued Interest	—	—	547,681

Net Cash Used in Operating Activities	(672,753)	(579,518)	(8,010,340)

Cash Flow From Investing Activities
Proceeds From (Purchases of) Short-Term Investments in Marketable Securities	300,000	—	(900,000)
Purchase of Property, Plant and Equipment	—	—	(140,455)
Investment in Intellectual Property	(72,930)	(28,723)	(478,349)

Net Cash Provided By (Used in) Investing Activities	227,070	(28,723)	(1,518,804)

Cash Flow From Financing Activities
Net Proceeds—Long Term Debt	—		6,170,000
Net Proceeds—Note Payable	450,000	1,000,000	450,000
Preferred Shares Issued for Cash	—		4,500,000
Funds Received From Previously Controlled Entity	—		500,000
Capital Contributions	(562)		6,946
Distributions	—		(4,960)
Loan Issuance Costs/Other	—		(232,889)

Net Cash Provided by Financing Activities	449,438	1,000,000	11,389,097

Increase in Cash and Cash Equivalents	3,755	391,759	1,859,953

Cash and Cash Equivalents —Beginning of Period	1,856,198	1,739,167	—

Cash and Cash Equivalents—End of Period	$1,859,953	$2,130,926	$1,859,953

Supplemental Disclosures:
Cash Paid During the Period for:
Interest	210,000	210,000	2,754,794
Income Tax	—	—	—
Non-Cash Items
Purchase of Intellectual Property Through the Assumption of Debt	—	—	4,475,789
Partners Capital Contribution Resulting from the Forgiveness of Debt	—	—	5,536,597
Preferred Stock Dividends	112,500	—	431,199
Loan Costs Netted Against Proceeds of Loan	—	—	450,000
Interest Expense	271,849	—	1,032,287

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Deficit

	Number Common Shares Issued	Number Preferred Shares Issued	Number of Warrants Issued	Capital Stock $	Preferred Stock $	Paid in Capital and Distributions $	Subscriptions Payable $	Warrants $	Accumulated Deficit $	Shareholders Equity $
Balance at April 28, 2004 – Date of Inception

Forgiveness of Debt (Note 14)						5,536,597				5,536,597
Capital Contributions – Cash						4,484				4,484
Distributions						-145				-145
Net Loss									-1,347,794	-1,347,794

Balance at December 31, 2004						5,540,936			-1,347,794	4,193,142

Capital Contributions – Cash						1,938				1,938
Distributions						-4,740				-4,740
Net Loss									-2,147,610	-2,147,610

Balance at December 31, 2005						5,538,134			-3,495,404	2,042,730

Capital Contributions – Cash						1,086				1,086
Distribution						-75				-75
Net Loss for period									-2,345,107	-2,345,107

Balance at December 31, 2006						5,539,145			-5,840,511	-301,366

Capital Contribution—Cash						268				268
Earnings Charge for options expense (Note 6)						36,359				36,359
Net Loss for period									-817,684	-817,684

Balance at March 31, 2007						5,575,772			-6,658,195	-1,082,423

Capital contributions—Cash						269				269
Shares Issued to PRO Transferors (Note 5)	55,000,000			55,000		-55,000
Preferred Equity raised (Note 7)		5,000,000			—			—
Warrants Issued to Investa/Pineda (Note 5)			2,500,000
Earnings charge for options expense (Note 6)						136,484				136,484
Preferred dividends payable							-93,700			-93,700
Net Loss for Period									-1,548,669	-1,548,669
Beneficial conversion option – Preferred Stock (Note 4)						4,500,000				4,500,000
Equity of PRO Inc. at 3/31/2007	42,500,000			42,500		435,097				477,597
Change in PRO Inc. Equity 3/31-4/18/2007	-22,500,000			-22,500		44,904				22,404

Equity of PRO Inc at 4/18/2007	20,000,000			20,000		480,001				500,001

Balance at June 30, 2007	75,000,000	5,000,000	2,500,000	75,000	—	10,637,526	-93,700	—	-8,206,864	2,411,962

Capital Contributions						-6				-6
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						191,955				191,955
Net Loss for period									-1,344,930	-1,344,930

Balance at September 30, 2007	75,000,000	5,000,000	2,500,000	75,000	—	10,829,475	-206,200	—	-9,551,794	1,146,481

Capital Contributions						588				588
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						223,452				223,452
Net Loss for period									-1,534,425	-1,534,425

Balance at December 31, 2007	75,000,000	5,000,000	2,500,000	75,000	—	11,053,515	-318,700	—	-11,086,219	-276,404

Capital Contributions						-562				-562
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						161,580				161,580
Net Loss for period									-1,235,968	-1,235,968

Balance at March 31, 2008	75,000,000	5,000,000	2,500,000	75,000	—	11,214,533	-431,200	—	-12,322,187	-1,463,854

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

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

Management reviewed various strategic alternatives, and on October 26, 2006, the Company entered into a Contribution Agreement with Platinum Research Organization L.P., a Texas limited partnership (“Platinum LP”), Lubrication Partners, a joint venture and sole shareholder of Platinum IP Management, Inc., the general partner of Platinum LP, each holding a limited partnership interest in Platinum LP, and Cork Jaeger as the representative of all former owners of Platinum LP and Steve Drayton as the representative of certain individual private placement investors in the Company.

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

The Company’s products will be marketed under the trade name TechroBond™ for automotive, aviation, and industrial aftermarkets. TechroBond™ is one of a series of product applications Platinum LP developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and extreme pressure capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and extreme pressure capabilities when measured in bench laboratory tests at the University of Texas at Arlington, and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to penetrate several large, global markets for lubricants should the Company be successful in bringing its products that rely upon this new technology to market.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

The Company is a development stage enterprise, as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is currently devoting all of its present efforts to commercialization of its products and technologies. Accordingly, no revenue has been realized to date.

The Company’s financial statements at March 31, 2008 and for the unaudited three-month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $1,235,968 for the three months ended March 31, 2008 and had unrestricted cash of $446,511 at March 31, 2008.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the next two to three months. However, if the Company is unable to realize revenue from the commercialization of its products or is unable to raise additional capital in the future, management expects that the Company will need to seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared as of March 31, 2008, and for the three month periods ended March 31, 2008 and 2007 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at December 31, 2007, as contained in the Company’s Form Annual Report on 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and, Platinum Research Organization, L.P. and Platinum Intellectual Property, L.P., its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

Cash and Cash Equivalents

The Company considers all short term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase, and readily convertible into known amounts of cash, to be cash equivalents.

Restricted Cash

The Company’s long-term debt agreement pursuant to a note with the Seattle City Employees’ Retirement System (“SCERS”) (see Note 4) requires a minimum restricted cash balance of $1,410,000. The total amount of restricted cash at March 31, 2008 and December 31, 2007 was $1,413,442 and $1,604,339, respectively. Pursuant to the terms of the escrow agreement entered into in connection with the long-term debt agreement with SCERS, the restricted cash will be released from escrow upon payment in full of principal and interest on the long-term debt.

Investments in Marketable Securities

The investments in short-term marketable securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. At March 31, 2008 and December 31, 2007, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Our marketable securities are reviewed each reporting period for declines in value that are considered to be other-than-temporary and, if appropriate, written down to their estimated fair value. Any realized gains or losses or declines in value judged to be other-than-temporary on available-for-sale securities are included in other non-operating (income) expense in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income in the consolidated statements of operations.

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

The summary of our investment in marketable securities at March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008			December 31, 2007
	Cost Basis	Unrealized Gain/(Loss)	Carrying Value	Cost Basis	Unrealized Gain/(Loss)	Carrying Value
Auction rate securities	$900,000	$—	$900,000	$1,200,000	$—	$1,200,000

Total Short-Term Investments in Marketable Securities	$900,000	$—	$900,000	$1,200,000	$—	$1,200,000

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

Property and equipment consisted of the following at March 31, 2008 and December 31, 2007.

	Estimated Useful Life	March 31, 2008	December 31, 2007
Furniture and Equipment	5-7 years	$140,456	$140,456
Less: Accumulated Depreciation		(11,745)	(6,721)

		$128,711	$133,735

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

Depreciation expense was $5,025 and $124 for the three months ended March 31, 2008 and 2007, respectively.

Loan Issuance Costs

Loan issuance costs are amortized over the term of the loan agreement on a straight-line basis and are shown net of accumulated amortization.

Loan issuance costs consisted of the following at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Loan Issuance Costs	$682,888	$682,888
Less: Accumulated Amortization	(565,442)	(526,323)

	$117,446	$156,565

Future amortization costs for loan issuance costs are as follows for the years ended December 31:

2008	$117,356
2009	90
2010	—
2011	—

$117,446

Amortization expense relating to loan costs was $39,119 and $42,674 for the three months ended March 31, 2008 and 2007, respectively.

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

At December 31, 2007, the Company’s impairment testing revealed that the sum of the undiscounted cash flows for the applicable testing period exceeded the carrying values of amortizable intellectual property. Based on this analysis, the Company expected that sufficient profit will be realized from these sales to recover the balance of intellectual property on its books, and therefore did not believe that any impairment of its intellectual property existed at December 31, 2007. As such, no impairment adjustment was recorded. During the three months ended March 31, 2008, no event occurred which would impact the impairment analysis performed as of December 31, 2007.

On April 29, 2004, the Company entered into an agreement with Platinum Research Development, L.L.C. (a non-related entity) to purchase substantially all of its assets by assuming $3,000,000 in outstanding debt along

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

with $1,475,789 in accrued interest owed to Lubrication Partners, Joint Venture, one of the Company’s largest stockholders. The Company valued the intellectual property at April 29, 2004 at the value of the outstanding principal and accrued interest on the note assumed.

Amortizable Intellectual Property. At March 31, 2008, the Company had $3,452,238 in net amortizable intellectual property that consisted principally of capitalized patent costs related to the Company’s five patents. These patents are being amortized over their useful remaining life and have a weighted average amortization period of 15 years.

Non-amortizable Intellectual Property. At March 31, 2008, the Company had $256,635 in non-amortizable intellectual property that consisted of capitalized trademark costs and pending patent costs.

Intellectual Property consisted of the following at March 31, 2008 and December 31, 2007.

	Amortization Period	March 31, 2008	December 31, 2007
Amortizable intellectual property	15 years	$4,660,629	$4,613,062
Less: accumulated amortization		(1,208,392)	(1,130,526)

		$3,452,238	$3,482,536
Non-amortizable intellectual property		256,635	231,272

		$3,708,873	$3,713,808

Future amortization costs for intellectual property are as follows for the years ended December 31:

2008	$385,792
2009	307,317
2010	307,317
2011	307,317
2012	307,317
beyond	1,837,178

$3,452,238

Amortization expense relating to intellectual property was $77,865 and $79,667 for the three months ended March 31, 2008 and 2007, respectively.

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

March 31, 2008

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Note Payable

At March 31, 2008, the Company has borrowed $450,000 against the Company’s investments in marketable securities. Interest on this note is payable monthly at the Federal Funds Rate plus .5% ( 3.5% at March 31, 2008). This note is payable to Citi SmithBarney, the investment advisor servicing the investments in marketable securities, and is secured by 50% of the securities held in the Company’s investment account.

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

Research and Development

The Company’s research and development efforts are conducted primarily by the University of Texas at Arlington. All such expenses are expensed as incurred. Research and development expenditures consist primarily of researcher salaries and materials consumed in the testing and evaluation process. The Company’s research and development expenditures for the three months ended March 31, 2008 and 2007 were $37,872 and $52,418, respectively. Research and development expenses are included in the Product Evaluation and Technical Support line item of Selling, General and Administrative expenses.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. As of March 31, 2008 and December 31, 2007, the net deferred tax asset has been offset by a valuation allowance.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at March 31, 2008 and December 31, 2007.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As of March 31, 2008, the Company had no items that represented a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on April 28, 2004 to March 31, 2008.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising expense was $(3,168) and $11,478 for the three months ended March 31, 2008 and 2007, respectively.

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

March 31, 2008

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

On April 18, 2007, the Company issued a total of 5,000,000 authorized shares designated as Series “A” Convertible Preferred Stock (Series A Preferred), which are convertible into shares of the Company’s common stock at a rate of five common shares for each share of Series A Preferred at any time by the holder or by the Company under certain conditions. The Series A Preferred is also subject to mandatory conversion on the last day of any period of twenty consecutive trading days ending on or after the sale of the underlying shares of common stock are registered with the Securities and Exchange Commission in which the volume weighted average of the daily market price of the Company’s common stock equals or exceeds 200% of the adjusted conversion price of the Series A Preferred. The Series A Preferred is also subject to mandatory redemption upon the occurrence of certain redemption events at the redemption amounts specified in the agreement.

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

March 31, 2008

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

At March 31, 2008 the Company had 5,000,000 shares of Series A Convertible Preferred outstanding. The shares were issued at $0.90 per share. The Certificate of Designation for the Series A Preferred includes a mandatory redemption requirement on the maturity date of April 18, 2012 that requires the Company to redeem all of the outstanding shares of its Series A Preferred, to the extent it has funds legally available at the time, and to the extent that the shares of Series A Preferred have not been converted to common shares, at a redemption price of $1.08 per share. As a result of the mandatory redemption requirement, these Series A Preferred shares have been classified as a long-term liability pursuant to SFAS 150. Additionally, the $0.18 per share discount (redemption price of $1.08 less issued price of $0.90) will be recorded as interest expense of $900,000 ($0.18 x 5,000,000 shares) over the five-year period from April 18, 2007 to April 18, 2012. Accordingly, $45,370 has been recorded as interest expense in the three months ended March 31, 2008. This item is a non-cash item.

The Series A Preferred shares are convertible to common shares at a value of $0.18 per common share at the option of the holder. This price was less than the fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. The conversion price is subject to adjustments by the Company under certain conditions. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature that is recognized as a discount against the long term liability and an increase to additional paid in capital, since the conversion would be accomplished through the issuance of shares of common stock. The amount of the discount is limited to the proceeds received from the issuance of the Series A Preferred shares ($4,500,000). In accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares. For the three months ended March 31, 2008, $226,849 accretion of the discount was recognized as additional interest expense. No accretion occurred in the three months ended March 31, 2007.

4.	Long Term Debt

As of March 31, 2008 and December 31, 2007, the Company had $6,000,000 in long term debt due under a note with SCERS. The principal amount outstanding under this note bears interest at a fixed rate equal to 14% per annum, which will increase to 19% per annum following any event of default under the note. Accrued interest on the outstanding principal is payable on a quarterly basis, and all outstanding principal and interest is due and payable on February 28, 2011, extended from an original due date of December 4, 2008 on January 9, 2007. As additional consideration for making the loan, SCERS will receive quarterly participation payments at the end of each fiscal quarter that are equal to the greater of (i) 5% of the Company’s gross revenues on a consolidated basis, or (ii) 20% of the Company’s consolidated net income, for such quarter. The participation payments will continue until SCERS is paid all of the principal and accrued interest under the note, plus an aggregate $6,000,000 in participation payments. SCERS has received no participation payments through March 31, 2008. The note is secured by all of the assets of the Company.

As amended, the term loan is subject to certain financial covenants and restrictions, including limitations on incurring indebtedness or granting liens, mergers or consolidations, distributions, expenditures in excess of budgeted amounts, leases, compensation of management, sale of assets and capital expenditures, which apply equally to the Company and Platinum Inc. If PIP LP issues or sells any new promissory note while the term loan is outstanding, which are on terms that are more favorable than those under the term loan, as determined

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

in SCERS’s sole discretion, then the term loan will automatically be amended such that those more favorable terms will apply to the term loan to the same extent as they are to apply under the new promissory note. PIP LP may issue one or more new promissory notes having an aggregate principal amount of no more than $9,000,000, and SCERS will take any actions that are necessary in order to permit the purchasers of such notes to have a security interest and lien that is equal with SCERS interests in the collateral securing the term loan. Any amounts borrowed by the PIP LP that are in excess of the $9,000,000 limit shall be subordinate to the term loan.

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

Issued and Outstanding

Under the terms of the Contribution Agreement (please see Note 7), on April 18, 2007, the Company:

a) issued to the former owners of Platinum LP 55,000,000 unregistered shares of Company common stock;

b) issued to the certain outside investors 5,000,000 shares of Series A Preferred;

c) issued to Investa Corporation and Ms. Cecelia Pineda 2,500,000 warrants to purchase shares of common stock at a price of $0.26 per share; and

d) cancelled 22,500,000 shares of Company common stock held by Ms. Pineda.

As of March 31, 2008, the Company’s total issued and outstanding capital stock consisted of 75,000,000 common shares, 5,000,000 shares of Series A Preferred and warrants to acquire 2,500,000 common shares.

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

Warrants

The following is a summary of warrant activities for the periods ended March 31, 2008.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

	Number of warrants	Weighted average exercise price
Outstanding and exercisable at December 31, 2006	2,000,000	$0.25
Exercised	(2,000,000)	$0.25

Outstanding and exercisable at March 31, 2007	—	—

Granted	2,500,000	$0.26

Outstanding and exercisable at June 30, 2007	2,500,000	$0.26

Outstanding and exercisable at September 30, 2007	2,500,000	$0.26

Outstanding and exercisable at December 31, 2007	2,500,000	$0.26

Outstanding and exercisable at March 31, 2008	2,500,000	$0.26

6.	Equity

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment, under the modified prospective method described therein. Compensation expense recognized in the three months ended March 31, 2008 and 2007 includes compensation expense for all stock-based payments granted, modified or vested since adoption of SFAS No. 123R based on the grant date fair value. Stock-based compensation expense recognized in the three months ended March 31, 2008 was included in Selling, General and Administrative Expenses and totaled $161,580. No stock-based compensation was recognized in the three months ended March 31, 2007.

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

March 31, 2008

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

March 31, 2008

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

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash , cash equivalents, and short-term investments in marketable securities. In the normal course of business, the Company maintains cash balances at financial institutions located in the Dallas, Texas and Shrewsbury, New Jersey areas. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash and cash equivalents.

We also invest cash in excess of immediate requirements in money market accounts and auction rate securities with high quality (AAA) ratings. These investments are not held for trading or other speculative purposes. We are exposed to credit risk in the event of default by these entities.

10.	Stock Based Incentive Plan

The Platinum Research Organization, Inc. Stock Incentive Plan (the “Plan”), which was approved by the Company’s stockholders on April 12, 2007, is an unfunded Plan which provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights and restricted shares to employees, directors and consultants of the Company.

The Company uses the Black-Scholes option pricing model to determine the fair value of all stock option grants. No stock option grants were issued in the three months ended March 31, 2008. The Company recognized compensation expense of $161,580 for the three months ended March 31, 2008. There was no stock based compensation expense recognized in the three months ended March 31, 2007.

The status of our stock options are as follows:

	2008		2007
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of year	27,722,879	$0.19	—	$—
Options substituted	—	—	—	$—
Grants	—	—	—	$—
Cancelled	—	—
Exercised	—	—	—	$—
Forfeited	—	—	—	$—

Outstanding at March 31,	27,722,879	$0.19	—	$—

Our outstanding options as of March 31, 2007 are as follows:

	Options Outstanding			Options Outstanding
Range of Exercise Prices	Shares Underlying Options Outstanding at Mar 31, 2007	Weighted Avg Remaining Contractual Life (in years)	Weighted Avg Exercise Price	Shares Underlying Options Exercisable at Mar 31, 2007	Weighted Avg Exercise Price
$0.07 - $0.099	12,465,712	8.50	$0.070	2,077,619	$0.07
$0.10 - $0.129	10,801,542	7.89	$0.110	4,431,541	$0.110
$0.13 - $0.16	24,931	9.34	$0.154	8,310	$0.154
$0.57	1,289,335	9.45	$0.570	0	—
$0.79	3,141,359	9.34	$0.79	0	—

	27,722,879	8.11	$0.191	6,517,470	$0.097

Restricted Stock

We may also grant restricted stock to compensate certain employees under the Plan. As of December 31, 2007, there were no restricted shares outstanding.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

11.	Earnings Per Share

Basic earnings per share are computed by dividing net earnings less dividends on Series A Preferred Stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similarly to basic earnings per share, except the denominator is increased by including the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. This Diluted Earnings per Share calculation is not done for periods with a Net Loss, as this would be antidilutive. Shares underlying options at March 31, 2008 were excluded as their effect would be antidilutive.

	Three Months Ended
	March 31, 2008	March 31, 2007	For the Period from Date of Inception through March 31, 2008
Numerator
Net Loss	$(1,235,968)	$(817,684)	$(12,322,187)
Dividends Declared on Preferred Stock	(112,500)	—	(431,199)

Net Loss Attributable to Common Shareholders	(1,348,468)	(817,684)	(12,753,386)

Denominator
Basic Weighted Average Shares Outstanding	102,500,000	38,277,778	45,088,974

Basic Earnings per Share	$(0.01)	$(0.02)	$(0.27)

12.	Liquidity and Capital Resources

The Company is a development stage company, and since inception, the Company has incurred significant net losses. The Company has reported a net loss of $12,322,187 from the date of inception on April 28, 2004 through March 31, 2008. For the fiscal year ended December 31, 2007, and the three months ended March 31, 2008, the Company reported net losses of $5,245,708 and $1,235,968, respectively. The Company expects to continue to incur net losses and negative cash flow in the near future. The size of these losses will depend, in large part, on the Company’s ability to realize product sales revenue from marketing its products. To date, the Company has not had any operating revenue from the sale of its products. The Company’s ability to generate revenues will be dependent upon, among other things, the successful negotiation of marketing and distribution agreements, conclusive and definitive test results demonstrating the benefits of the Company’s products and the acceptance of the Company’s technology and products by potential customers. Because the Company does not yet have a material, recurring revenue stream resulting from product sales, there can be no assurance that the Company will be successful in its sales efforts. The Company expects its operating expenses to increase, reflecting increased testing and marketing expenses in the short term which will necessitate higher levels of revenue for profitability when and if the Company begins to generate recurring revenues. Should the Company achieve profitability, there is no assurance the Company can maintain or increase profitability levels in the future.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008

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

The Company’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt depends on a range of economic, competitive and business factors, many of which are outside its control. Based on an average interest rate of 14% at March 31, 2008, and outstanding borrowings at that date of $6,000,000, the Company’s annual interest expense would be $840,000. The Company’s business may not generate sufficient cash flow from operations to service its debt obligations, particularly if projected sales and revenues are not realized on schedule or at all. If the Company is unable to service its debt obligations, the Company may need to refinance all or a portion of its indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. The Company may not be able to refinance any of its indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause it to default on its obligations and impair its liquidity. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, could have a material adverse effect on the Company’s business and financial condition.

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

The Company intends to develop three primary product lines within the lubricant additive industry, including greases, industrial oils and engine oils, as well as to develop specialty coatings. A more detailed description of the business of the Company and associated risk factors is contained in the Annual Report on Form 10-KSB that was filed with the SEC on April 15, 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales and Gross Profit. Net sales and gross profit for both the three-month periods ended March 31, 2008 and March 31, 2007 were $0. The Company is a development stage company and continues to focus its efforts on the marketing and commercialization of the Company’s products and technologies, the registration of its products with the Environmental Protection Agency (the “EPA”), in Europe, Japan and the Far East and on further developing its relationships with key business partners in the Engine Oil, Grease, Industrial Oil and Coatings markets.

Selling, General and Administrative Expenses. The Company’s total SG&A expenses for the three-month period ended March 31, 2008 were $659,218, an increase of $145,923 over total SG&A expenses of $513,295 for the three-month period ended March 31, 2007. Total SG&A expenses are composed of outside legal and professional fees, salaries, insurance costs, product evaluation and technical support and other SG&A expenses.

The Company’s outside legal and professional fees for the three-month period ended March 31, 2008 were $215,589, an increase of $84,963 over outside legal and professional fees of $130,627 for the three-month period ended March 31, 2007. This increase was due to: increased product and technology consultancy costs; increased public and investor relations costs; and increased public company compliance costs associated with SEC filings and the filing of a registration statement to register the shares of common stock underlying the Series A Preferred.

The Company’s salaries expense for the three-month period ended March 31, 2008 was $334,118, an increase of $211,828 over salaries expense of $122,290 for the three-month period ended March 31, 2007. This increase was primarily due to non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R. Of the total salaries increase, $161,580 was related to expensing of stock options.

The Company’s insurance costs for the three-month period ended March 31, 2008 were $19,156, an increase of $2,558 over insurance costs of $16,598 for the three-month period ended March 31, 2007. This increase was principally due principally to higher insurance costs associated with patents and intellectual property.

Product evaluation and technical support expenses for the three-month period ended March 31, 2008 were $37,872, a decrease of $14,546 over product evaluation and technical support expenses of $52,418 for the three-month period ended March 31, 2007. This decrease was due to a change in the timing of invoicing for testing and research efforts conducted at the University of Texas—Arlington related to the Company’s products and technologies and costs associated with registering the company’s products in foreign countries.

Other SG&A expenses for the three-month period ended March 31, 2008 were $22,644, an increase of $8,884 over other SG&A expenses of $13,760 for the three-month period ended March 31, 2007. This increase was due to increased office support costs and Board of Director related costs.

Depreciation and Amortization. Depreciation for the three-month period ended March 31, 2008 was $122,010, a decrease of $465 over depreciation of $122,476 for the three-month period ended March 31, 2007 and relates principally to the amortization of loan issuance costs for debt with the Seattle City Employees’ Retirement System (“SCERS”), the amortization of capitalized patent expenses and the depreciation of office and testing equipment.

Interest Expense. Interest expense for the three-month period ended March 31, 2008 was $482,081, an increase of $272,081 compared to interest expense of $210,000 for the three-month period ended March 31, 2007. Interest expense for the three-month period of 2008 was comprised of $210,000 of interest related to $6,000,000 of long-term debt with SCERS and $271,849 of interest related to the amortization of a beneficial conversion discount and the amortization of a mandatory redemption premium, both of which are related to the Company’s Series A Preferred. Both items are non-cash items (please see Note 4 to the Company’s Consolidated Financial Statements under Item 1).

Other Income. Other income for the three-month period ended March 31, 2008 was $27,341, a decrease of $745 from other income of $28,086 for the three-month period ended March 31, 2007. This decrease was due primarily to interest income from decreased cash on hand.

Research and Development

The Company’s R&D expenditures for the period ended March 31, 2008 were $37,872 compared to $52,418 for the three months ended March 31, 2007. The R&D expenditures are comprised of research staff salaries and materials consumed in the testing and evaluation process. The Company has established an alliance with the University of Texas at Arlington to collaborate on research, development, testing and commercialization efforts. The number of personnel for each project is reviewed and agreed upon annually by the Company and the University of Texas at Arlington as a part of the budgeting process. The Company is then billed monthly per the budgeting contract. The Company expenses all such R&D expenditures as incurred. Historically, the Company has not tracked R&D costs by project, though, as the majority of R&D expenditures for each project are comprised of salaries for research personnel and materials consumed in testing and evaluation, the information necessary to do so is available to the Company. Management is working with the University of Texas at Arlington to organize R&D cost data so that R&D costs can be tracked by project going forward. The Company also utilizes a number of mechanical testing laboratories equipped with a variety of gasoline and diesel engines, driveline and other mechanical equipment to evaluate the performance of additives for lubricants and fuels.

For the calendar year of 2008, there are five key projects, as identified and described below, that comprise the Company’s R&D budget. All of the listed projects are currently active and have research personnel assigned. Company management reviews the project progress on a monthly basis. All of the identified key projects are in progress, and are expected to continue for the next 9-15 months. As such, the Company is unable to estimate completion dates with any reasonable certainty. The Company’s inability to successfully complete, fund these projects, or attract a development partner could have a material adverse impact on the Company’s ability to execute its business plan.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had total cash on hand and short-term investments of marketable securities of $2,759,593, of which $1,413,442 was restricted cash and $900,000 was available-for-sale securities. Cash needs during the next twelve months are expected to average approximately $275,000 per month. As of March 31, 2008, the Company believed it had sufficient funds available to fund operations for approximately the next two to three months.

Cash flows used in operating activities for the three month period ended March 31, 2008 were $673,753, compared to $579,518 used in operating activities for the three month period ended March 31, 2007.

Net cash provided by investing activities consists primarily of the sale of $300,000 of short-term investments in marketable securities. Short-term investments in marketable securities consist of high credit quality (AAA) auction rate securities, which are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. As of March 31, 2008, the Company did not have any material commitments for capital expenditures. Capital expenditure requirements, which are principally comprised of manufacturing related capital expenditures, for the next five years are estimated by the Company to be $1 million for 2008, $2 million in 2009, $0 in 2010, $4 million in 2011 and $4 million in 2012. The Company is currently working with a manufacturer in Tulsa, Oklahoma to evaluate the manufacturing process and required capital to produce TechroBondTM 240.

Net cash provided by financing activities was $449,438 for the three months ended March 31, 2008, consisting primarily of the borrowings secured by the Company’s investment in marketable securities.

Contribution Agreeement

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

Registration Rights Agreement

In connection with the transactions contemplated by the Contribution Agreement, on April 18, 2007 the Company entered into a Registration Rights Agreement with the selling stockholders whereby the Company agreed to file the registration statement on Form S-1 of which this prospectus is a part to register for resale the shares of common stock underlying the Series A Preferred and the warrants following the closing date. Under the terms of the Registration Rights Agreement, warrants to acquire common stock are issuable by the Company to the holders of the Series A Preferred as the sole remedy under certain circumstances, including the failure of the Company to have the registration statement registering the resale of the underlying shares of common stock declared effective within 180 days after the closing date of April 18, 2007 (i.e., October 15, 2007) and remain effective through the expiration of the “Registration Period,” as defined in the Registration Rights Agreement. Penalty warrants accruing pursuant to this provision of the Registration Rights Agreement would not begin to be issued until the end of the first 30-day period occurring after 180 days from the issuance date of the Series A Preferred. The issuance of penalty warrants would have been issued at the end of each 30-day period through the end of the “Registration Period,” which expired on April 18, 2008 pursuant to the provisions of the Registration Rights Agreement due to the provisions of Rule 144 of the Securities Act of 1933.

At the end of each 30-day period, 500,000 warrants (5,000,000 shares of Series A Preferred * 5 to 1 conversion ratio * 2% penalty rate) could be issued under the terms of the Registration Rights Agreement. The aggregate value of such warrants, if issued, would be as follows:

Warrant Date	Penalty Warrants	Exercise Price	Value of Warrants
14-Nov-07	500,000	$0.24	$77,684.79
14-Dec-07	500,000	$0.24	$120,566.76
13-Jan-08	500,000	$0.24	$92,788.64
12-Feb-08	500,000	$0.24	$79,141.90
13-Mar-08	500,000	$0.24	$21,014.05
12-Apr-08	500,000	$0.24	$23,334.36

TOTAL	3,000,000		$414,530.50

The Company does not believe the issuance of the above penalty warrants to be probable, since there were delays occurring in the registration process caused by delays on the part of the selling stockholders in delivering to the Company information necessary to prepare the registration statement and prospectus, which was a condition precedent to the Company’s obligations under the Registration Rights Agreement.

Capital Requirements

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the next two to three months. However, if the Company is unable to realize revenue from the commercialization of its products or is unable to raise additional capital in the future, management expects that the Company will need to seek additional capital on less favorable terms and/or pursue other remedial measures. The financial statements included in this Quarterly Report on Form 10-QSB do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accounting Policies – Intangible Assets

The Company evaluates annually the carrying value of its intellectual property for recoverability by analyzing the expected sales and profits of its products in the grease, engine oil and industrial oil markets over the next five years. In conducting its impairment analysis, the Company only tests intellectual property being amortized per SFAS 144; non-amortizable intellectual property is excluded. Net amortizable intellectual property was $3,452,238 as of March 31, 2008.

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

At December 31, 2007, the Company’s impairment testing revealed that the sum of the undiscounted cash flows for the applicable testing period exceeded the carrying values of amortizable intellectual property. Based on this analysis, the Company expected that sufficient profit will be realized from these sales to recover the balance of intellectual property on its books, and therefore did not believe that any impairment of its intellectual property existed at December 31, 2007, and no changes have occurred in the current year which would negatively impact the impairment testing. As such, no impairment adjustment was recorded at that date and no impairment adjustment has been recorded in the three months ended March 31, 2008.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since the filing of our amended registration statement on Form S-1 on May 13, 2008, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-KSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, they have concluded that our current disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

Changes in Internal Control Over Financial Reporting

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

Upon the March 1, 2008 resignation of our Chief Financial Officer, we identified the need to obtain a licensed CPA to fill the role of Chief Financial Officer on an interim basis. In March 2008, the Company appointed Mr. David Hart as Senior Vice President and Interim Chief Financial Officer to satisfy this need. Mr. Hart has extensive senior management experience with public and private companies, as well as significant experience with public company financial reporting. Mr. Hart is performing a major role in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures.

Other than that described above, there has not been any change in our internal control over financial reporting, that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

A list of the exhibits required by Item 601 of Regulation S-B and filed as part of this report is set forth in the Index to Exhibits on page 32, which immediately precedes such exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM RESEARCH ORGANIZATION, INC.

Date: May 20, 2008	By:	/s/ John T. Jaeger, Jr.
John T. Jaeger, Jr.
President, Chief Executive Officer and Member of the Board of Directors

Date: May 20, 2008	By:	/s/ David A. Hart
David A. Hart
Senior Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14.

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14.

32.1	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.