Form 10-Q
period 2008-06-30
Platinum Research Organization, Inc.
filed 2008-09-24
CIK 1330340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

75,000,000 shares of common stock issued and outstanding as of September 22, 2008

NOTE CONCERNING FORWARD-LOOKING INFORMATION

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “believe,” “management believes” and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
	(Unaudited)	(As Restated)
Assets
Current Assets
Cash and Cash Equivalents — unrestricted	$119,252	$251,859
Cash — restricted	1,410,000	1,604,339

Total Cash and Cash Equivalents	1,529,252	1,856,198
Short-term Investments in Marketable Securities	—	1,200,000
Accounts Receivable	2,313	4,941
Inventory	49,232	48,104
Prepaid Expenses	43,813	—

Total Current Assets	1,624,610	3,109,243

Property, Plant and Equipment — net of accumulated depreciation	123,686	133,735

Other Assets
Loan Issuance Costs — net of accumulated amortization	78,328	156,565
Intellectual Property — net of accumulated amortization	221,077	166,874
Intellectual Property — non-amortizable	302,024	222,513

Total Other Assets	601,429	545,952

Total Assets	$2,349,725	$3,788,930

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts Payable	$361,604	$240,618
Deferred Revenue	12,300	—
Accrued Interest	70,000	70,000
Note payable	—	—
Preferred Dividend Payable	543,699	318,699

Total Current Liabilities	987,603	629,317

Long Term Debt	6,000,000	6,000,000

Long Term Liabilities
Mandatorily Redeemable Preferred Stock	4,500,000	4,500,000
Preferred Stock, Beneficial Conversion Discount	(3,412,604)	(3,866,302)
Preferred Stock, Discount on Convertible Liability	216,740	126,740

Total Long Term Liabilities	1,304,136	760,438

Shareholders’ Deficit	(5,942,014)	(3,600,825)

Total Liabilities and Shareholders’ Deficit	$2,349,725	$3,788,930

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended			Six Months Ended			Date of Inception through June 30, 2008
	June 30, 2008	June 30, 2007	Incr/ (Decr)	June 30, 2008	June 30, 2007	Incr/ (Decr)
Sales	$—	$—	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—	—	—

Gross Profit	—	—	—	—	—	—	—

Selling, General and Administrative Expenses
Salaries	308,993	244,185	64,808	643,111	366,475	276,636	2,623,604
Travel	13,006	40,081	(27,075)	27,054	69,240	(42,186)	377,670
Product Evaluation/Technical Support	50,000	56,558	(6,558)	87,872	108,976	(21,104)	882,610
Outside Legal and Professional Fees	325,759	395,494	(69,735)	541,348	526,121	15,227	2,518,155
Contribution Agreement	—	200,317	(200,317)	—	339,783	(339,783)	339,783
Insurance	22,945	61,438	(38,493)	42,101	78,036	(35,935)	327,948
Rent	14,392	14,306	86	30,183	23,283	6,900	142,751
Other	35,834	22,560	13,274	58,478	36,320	22,158	251,469

Total Selling, General and Administrative Expenses	770,929	1,034,939	(264,010)	1,430,147	1,548,234	(118,087)	7,463,990

Depreciation and Amortization	47,711	48,581	(870)	95,420	96,756	(1,336)	644,495

Other Income	16,045	59,945	(43,900)	43,386	88,031	(44,645)	505,545
Other Expense	24,750	—	24,750	24,751	—	24,751	24,751
Interest Expense	486,041	450,794	35,247	968,122	660,794	307,328	4,819,088

Net Loss Before Taxes	(1,313,386)	(1,474,369)	160,983	(2,475,054)	(2,217,753)	(257,301)	(12,446,779)

Income Tax — Current	—	—	—	—	—	—	—
Income Tax — Deferred	—	—	—	—	—	—	—

Net Loss	(1,313,386)	(1,474,369)	160,983	(2,475,054)	(2,217,753)	(257,301)	(12,446,779)

Dividends Declared on Preferred Stock	(112,500)	(93,700)	(18,800)	(225,000)	(93,700)	(131,300)	(543,699)

Net Loss Attributed to Common Shareholders	$(1,425,886)	$(1,568,069)	$142,183	$(2,700,054)	$(2,311,453)	$(388,601)	$12,990,478

Per Share Amounts
Net Loss	$(0.01)	$(0.02)		$(0.02)	$(0.04)		$(0.25)
Dividends Declared on Preferred Stock	—	—		—	—		(0.01)

Net Loss Attributed to Common Shareholders	$(0.01)	$(0.02)		$(0.02)	$(0.04)		$(0.26)

Weighted Average Number of Shares used in per share calculations — Basic and Diluted	102,500,000	68,571,429		102,500,000	55,483,425		49,998,680

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended		Date of Inception through June 30, 2008
	June 30, 2008	June 30, 2007
Cash Flow from Operating Activities
Net Loss for the Period	$(2,475,054)	$(2,217,753)	$(12,446,779)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	95,420	96,756	644,495
Option Expense	358,865	172,842	947,115
Interest Expense — Preferred Stock	543,698	216,000	1,304,136
Loss on Sale of Short-Term Investments in Marketable Securities	24,750	—	24,750
Changes in Assets and Liabilities
(Increase) / Decrease in Accounts Receivable	2,628	94	(579)
(Increase) / Decrease in Inventory	(1,128)	—	(49,232)
(Increase) / Decrease in Prepaid Expenses	(43,813)	—	(43,813)
Increase / (Decrease) in Accounts Payable	120,986	136,170	360,991
Increase / (Decrease) in Deferred Revenue	12,300	—	12,300
Increase / (Decrease) in Accrued Interest	—	—	547,681

Net Cash Used in Operating Activities	(1,361,348)	(1,595,891)	(8,698,935)

Cash Flow From Investing Activities
Sale of Short-Term Investments in Marketable Securities	1,175,250	—	(24,750)
Purchase of Property, Plant and Equipment	—	(2,652)	(140,455)
Investment in Intellectual Property	(140,848)	(57,580)	(546,267)

Net Cash Provided by/(Used in) Investing Activities	1,034,402	(60,232)	(711,472)

Cash Flow From Financing Activities
Net Proceeds — Long Term Debt	—	—	6,170,000
Net Proceeds — Note Payable	—	4,500,000	—
Preferred Shares Issued for Cash	—	—	4,500,000
Funds Received From Previously Controlled Entity	—	500,000	500,000
Capital Contributions	—	—	7,508
Distributions	—	—	(4,960)
Loan Issuance Costs/Other	—	—	(232,889)

Net Cash Provided by Financing Activities	—	5,000,000	10,939,659

Increase (Decrease) in Cash and Cash Equivalents	(326,946)	3,343,877	1,529,252

Cash and Cash Equivalents — Beginning of Period	1,856,198	1,739,167	—

Cash and Cash Equivalents — End of Period	$1,529,252	$5,083,044	$1,529,252

Supplemental Disclosures:
Cash Paid During the Period for:
Interest	$210,000	$444,794	$2,754,794
Income Tax	$—	$—	$—
Non-Cash Items
Preferred Stock Dividends	$225,000	$93,700	$543,699
Loan Costs Netted Against Proceeds of Loan	$—	$—	$450,000
Interest Expense	$543,698	$216,000	$1,304,136

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Deficit

	Number Common Shares Issued	Number Preferred Shares Issued	Number of Warrants Issued	Capital Stock $	Preferred Stock $	Paid in Capital and Distributions $	Subscriptions Payable $	Warrants $	Accumulated Deficit $	Shareholders Equity $
Balance at April 28, 2004 — Date of Inception
Forgiveness of Debt						1,097,682				1,097,682
Capital Contributions — Cash						4,484				4,484
Distributions						-145				-145
Net Loss for Period									-1,124,895	1,124,895
Balance at December 31, 2004						1,102,021			-1,124,895	-22,874
Capital Contributions — Cash						1,938				1,938
Distributions						-4,740				-4,740
Net Loss for Period									-1,850,412	-1,850,412
Balance at December 31, 2005						1,099,219			-2,975,307	-1,876,088
Capital Contributions — Cash						1,086				1,086
Distribution						-75				-75
Net Loss for period									-2,047,908	2,047,908
Balance at December 31, 2006						1,100,230			-5,023,215	-3,922,985
Capital Contribution — Cash						268				268
Earnings charge for options expense (Note 6)						36,359				36,359
Net Loss for period									-743,384	-743,384
Balance at March 31, 2007						1,136,857			-5,766,599	-4,629,742
Capital Contributions — Cash						269				269
Shares Issued to PRO Transferors (Note 5)	55,000,000			55,000		-55,000
Preferred Equity raised (Note 7)		5,000,000			—			—
Warrants Issued to Investa/Pineda (Note 5)			2,500,000
Earnings charge for options expense (Note 6)						136,484				136,484
Preferred dividends payable							-93,700			-93,700
Net Loss for Period									-1,474,370	-1,474,370
Beneficial conversion option — Preferred Stock (Note 3)						4,500,000				4,500,000
Equity of PRO Inc. at 3/31/2007	42,500,000			42,500		435,097				477,597
Change in PRO Inc. Equity 3/31-4/18/2007	-22,500,000			-22,500		44,904				22,404

Equity of PRO Inc at 4/18/2007	20,000,000			20,000		480,001				500,001
Balance at June 30, 2007	75,000,000	5,000,000	2,500,000	75,000	—	6,198,611	-93,700	—	-7,240,969	-1,061,058
Capital Contributions						-6				-6
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						191,955				191,955
Net Loss for period									-1,270,630	-1,270,630
Balance at September 30, 2007	75,000,000	5,000,000	2,500,000	75,000	—	6,390,560	-206,200	—	-8,511,599	-2,252,239
Capital Contributions						588				588
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						223,452				223,452
Net Loss for period									-1,460,126	-1,460,126
Balance at December 31, 2007	75,000,000	5,000,000	2,500,000	75,000	—	6,614,600	-318,700	—	-9,971,725	-3,600,825
Capital Contributions										0
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						161,580				161,580
Net Loss for period									-1,161,668	-1,161,668
Balance at March 31, 2008	75,000,000	5,000,000	2,500,000	75,000	—	6,776,180	-431,200	—	-11,133,393	-4,713,413
Capital Contributions										0
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						197,285				197,285
Net Loss for period									-1,313,386	-1,313,386
Balance at June 30, 2008	75,000,000	5,000,000	2,500,000	75,000	—	6,973,465	-543,700	—	-12,446,779	-5,942,014

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

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

As a result of the acquisitions, the Company now consists of three primary entities. Platinum Intellectual Property LP (“PIP LP”) owns and maintains the intellectual property; Platinum LP provides the structure for daily operations; and Platinum Research Organization, Inc. is the owner of the other entities.

The Company’s products will be marketed under the trade name TechroBond™ for automotive, aviation, and industrial aftermarkets. TechroBond™ is one of a series of product applications Platinum LP developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and extreme pressure capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and extreme pressure capabilities when measured in bench laboratory tests at the University of Texas at Arlington (“UTA”), and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to penetrate several large, global markets for lubricants should the Company be successful in bringing its products that rely upon this new technology to market.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

The Company is a development stage enterprise, as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is currently devoting all of its present efforts to commercialization of its products and technologies. Accordingly, no revenue has been realized to date.

The Company’s financial statements at June 30, 2008 and for the unaudited three- and six-month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $2,475,054 for the six months ended June 30, 2008 and had unrestricted cash of $119,252 at June 30, 2008.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management is currently pursuing additional convertible debt funding; however, the Company’s capital resources are not adequate to continue operating and maintaining its business strategy for the next fiscal quarter. If the Company is unable to realize revenue from the commercialization of its products or is unable to raise additional capital in the future, management expects that the Company will need to seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared as of June 30, 2008, and for the three- and six-month periods ended June 30, 2008 and 2007 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at December 31, 2007, as contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

Restatements

On September 24, 2008, the Audit Committee of our Board determined that the value assigned to our intellectual property assets in previous financial reports should be corrected. After further review of the April 29, 2004 accounting for the acquisition of intellectual property, the Audit Committee and Management determined that the Company’s previous financial reports should be restated.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

As discussed previously, the intellectual property was originally valued at $4,438,915, which was the value of the note and accrued interest which was forgiven in exchange for rights to the intellectual property. Based upon further investigation, the fair value of the note should have been $0, since the note was in default for more than eleven months prior to the forgiveness of debt and since there was no liquidity available to support future cash flows on the note. As a result of this adjustment, amortizable intellectual property should be reduced by $4,430,156 and non-amortizable intellectual property should be reduced by $8,759 as of the April 29, 2004 exchange date. The effect of this restatement on the relevant financial statement lines as of December 31, 2007 and 2006 is as follows:

	As of December 31, 2007			As of December 31, 2006
	As Filed	As Restated	Change	As Filed	As Restated	Change
Consolidated Balance Sheet Effects
Intellectual Property — net of accumulated amortization	3,482,536	166,874	(3,315,662)	3,698,207	85,347	(3,612,860)
Intellectual Property — non-amortizable	231,272	222,513	(8,759)	133,490	124,731	(8,759)
Total Assets	7,113,351	3,788,930	(3,324,421)	5,902,821	2,281,202	(3,621,619)
Shareholders’ Deficit	(276,404)	(3,600,825)	(3,324,421)	(301,366)	(3,922,985)	(3,621,619)

Consolidated Statement of Operations Effects
Depreciation and Amortization expense	452,515	155,317	(297,198)	488,059	190,861	(297,198)
Net Loss	(5,245,708)	(4,948,510)	297,198	(2,345,107)	(2,047,909)	297,198
Net Loss Attributed to Common Shareholders	(5,564,407)	(5,267,209)	297,198	(2,345,107)	(2,047,909)	297,198

Per Share Amounts
Net Loss	$0.08	$0.07	$(0.01)	$0.10	$0.08	$(0.02)
Net Loss Attributed to Common Shareholders	$0.09	$0.08	$(0.01)	$0.10	$0.08	$(0.02)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and PRO Operations, L.P. (formerly known as Platinum Research Organization L.P.) and Platinum Intellectual Property, L.P., its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

Restricted Cash

The Company’s long-term debt agreement pursuant to a note with the Seattle City Employees’ Retirement System (“SCERS”) (see Note 4) requires a minimum restricted cash balance of $1,410,000. The total amount of restricted cash at June 30, 2008 and December 31, 2007 was $1,410,000 and $1,604,339, respectively. Pursuant to the terms of the escrow agreement entered into in connection with the long-term debt agreement with SCERS, the restricted cash will be released from escrow upon payment in full of principal and interest on the long-term debt.

Investments in Marketable Securities

The investments in short-term marketable securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. At December 31, 2007, all marketable securities were classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Our marketable securities are reviewed each reporting period for declines in value that are considered to be other-than-temporary and, if appropriate, written down to their estimated fair value. Any realized gains or losses or declines in value judged to be other-than-temporary on available-for-sale securities are included in other non-operating (income) expense in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income in the consolidated statements of operations.

Short-term investments in marketable securities at December 31, 2007 consisted of high credit quality (AAA) auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Auction rate securities generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. All short-term marketable securities either (1) have original maturities greater than 90 days but less than one year or (2) are auction rate securities expected to be liquidated within one year, are classified as available-for-sale and are recorded at fair value with changes in fair value reflected in other comprehensive income. During the six-months ended June 30, 2007, $375,000 of the securities were redeemed through the auction process. Due to the illiquidity of the auction markets, the Company sold the remaining $825,000 of the securities at 97% of their par value in a private sale. Accordingly, we have recognized a loss of $24,750 in the three-months ended June 30, 2008.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

The summary of our investment in marketable securities at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008			December 31, 2007
	Cost Basis	Unrealized Gain/(Loss)	Carrying Value	Cost Basis	Unrealized Gain/(Loss)	Carrying Value
Auction rate securities	$—	$—	$—	$1,200,000	$—	$1,200,000

Total Short-Term Investments in Marketable Securities	$—	$—	$—	$1,200,000	$—	$1,200,000

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

Property and equipment consisted of the following at June 30, 2008 and December 31, 2007.

	Estimated Useful Life	June 30, 2008	December 31, 2007
Furniture and Equipment	5-7 years	$140,456	$140,456
Less: Accumulated Depreciation		(16,770)	(6,721)

		$123,686	$133,735

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

Depreciation expense was $5,025 and $10,050 for the three and six months ended June 20, 2008, and $302 and $426 for the three and six months ended June 30, 2007, respectively

Loan Issuance Costs

Loan issuance costs are amortized over the term of the loan agreement on a straight-line basis and are shown net of accumulated amortization.

Loan issuance costs consisted of the following at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Loan Issuance Costs	$682,888	$682,888
Less: Accumulated Amortization	(604,560)	(526,323)

	$78,328	$156,565

Future amortization costs for loan issuance costs are as follows for the years ended December 31:

2008	$78,237
2009	91
2010	—
2011	—

$78,328

Amortization expense relating to loan costs was $78,237 and $39,119 for the three and six months ended June 30, 2008 and $42,672 and $85,346 for the three and six months ended June 30, respectively.

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

At December 31, 2007, the Company’s impairment testing revealed that the sum of the undiscounted cash flows for the applicable testing period exceeded the carrying values of amortizable intellectual property. Based on this analysis, the Company expected that sufficient profit will be realized from these sales to recover the balance of intellectual property on its books, and therefore did not believe that any impairment of its intellectual property existed at December 31, 2007. As such, no impairment adjustment was recorded. During the six months ended June 30, 2008, no event occurred which would impact the impairment analysis performed as of December 31, 2007.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

On April 29, 2004, the Company entered into an agreement with Platinum Research Development, L.L.C. (a non-related entity) to purchase substantially all of its assets by assuming $3,000,000 in outstanding debt along with $1,438,915 in accrued interest owed to Lubrication Partners, Joint Venture, one of the Company’s largest stockholders. At the time of the agreement, the outstanding debt was in default and the fair value of the outstanding debt was $0. The Company therefore, valued the acquired intellectual property at April 29, 2004 at $0, the fair value of the outstanding principal and accrued interest on the note assumed.

Amortizable Intellectual Property. At June 30, 2008, the Company had $221,077 in net amortizable intellectual property that consisted principally of capitalized patent costs related to the Company’s five patents. These patents are being amortized over their useful remaining life and have a weighted average amortization period of 15 years.

Non-amortizable Intellectual Property. At June 30, 2008, the Company had $302,024 in non-amortizable intellectual property that consisted of capitalized trademark costs and pending patent costs.

Intellectual Property consisted of the following at June 30, 2008 and December 31, 2007.

	Amortization Period	June 30, 2008	December 31, 2007
Amortizable intellectual property	15 years	$244,242	$182,906
Less: accumulated amortization		(23,165)	(16,032)

		$221,077	$166,874
Non-amortizable intellectual property		302,024	222,513

		$523,101	$389,387

Future amortization costs for intellectual property are as follows for the years ended December 31:

2008	$7,133
2009	14,266
2010	14,266
2011	14,266
2012	14,266
beyond	156,880

$221,077

Amortization expense relating to intellectual property was $3,566 and $7,133 for the three and six months ended June 30, 2008 and $5,493 and $10,984 for the three and six months ended June 30, 2007, respectively.

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

June 30, 2008

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Note Payable

During the six months ended June 30, 2008, the Company borrowed $485,000 against the Company’s investments in marketable securities. Upon the liquidation of the Company’s investments in marketable securities, this borrowing was repaid in full.

Revenue Recognition

The Company has not yet recognized any revenues. Revenues will be recognized once they are earned, specifically when: (a) services are provided or products are delivered to customers; (b) there is clear evidence that the arrangement exists; (c) amounts receivable by the Company are fixed or can be determined; and (d) the Company’s ability to collect such amounts is reasonably assured. At June 30, 2008, the Company had shipped, billed and received payment for $12,300 of TechroBond 280. This amount is recorded as deferred revenue at June 30, 2008, since the transaction is fully refundable.

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

Research and Development

The Company’s research and development efforts are conducted primarily by UTA. All such expenses are expensed as incurred. Research and development expenditures consist primarily of researcher salaries and materials consumed in the testing and evaluation process. The Company’s research and development expenditures were $50,000 and $87,872 for the three and six months ended June 30, 2008 and $56,558 and $108,976 for the three and six months ended June 30, 2007, respectively. Research and development expenses are included in the Product Evaluation and Technical Support line item of Selling, General and Administrative expenses.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. As of June 30, 2008 and December 31, 2007, the net deferred tax asset has been offset by a valuation allowance.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at June 30, 2008 and December 31, 2007.

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

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As of June 30, 2008, the Company had no items that represented a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

June 30, 2008

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

Start-up Expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on April 28, 2004 to June 30, 2008.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising expense was $0 and $(3,168) for the three and six months ended June 30, 2008 and $16,193 and $27,671 for the three and six months ended June 30, 2007, respectively.

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

June 30, 2008

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

In July 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition provisions. The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period. After reviewing FIN 48, the Company does not believe that adoption of FIN 48 will have a material impact on the Company’s financial statements.

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

On April 18, 2007, the Company issued a total of 5,000,000 authorized shares designated as Series “A” Convertible Preferred Stock (Series A Preferred), which are convertible into shares of the Company’s common stock at a rate of five common shares for each share of Series A Preferred at any time by the holder or by the Company under certain conditions. The Series A Preferred is also subject to mandatory conversion on the last day of any period of twenty consecutive trading days ending on or after the sale of the underlying shares of common stock are registered with the Securities and Exchange Commission in which the volume weighted average of the daily market price of the Company’s common stock equals or exceeds 200% of the adjusted conversion price of the Series A Preferred. The Series A Preferred is also subject to mandatory redemption upon the occurrence of certain redemption events at the redemption amounts specified in the Certificate of Designation.

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

June 30, 2008

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

At June 30, 2008 the Company had 5,000,000 shares of Series A Convertible Preferred outstanding. The shares were issued at $0.90 per share. The Certificate of Designation for the Series A Preferred includes a mandatory redemption requirement on the maturity date of April 18, 2012 that requires the Company to redeem all of the outstanding shares of its Series A Preferred, to the extent it has funds legally available at the time, and to the extent that the shares of Series A Preferred have not been converted to common shares, at a redemption price of $1.08 per share. As a result of the mandatory redemption requirement, these Series A Preferred shares have been classified as a long-term liability pursuant to SFAS 150. Additionally, the $0.18 per share discount (redemption price of $1.08 less issued price of $0.90) will be recorded as interest expense of $900,000 ($0.18 x 5,000,000 shares) over the five-year period from April 18, 2007 to April 18, 2012. Accordingly, $45,000 and $90,000 has been recorded as interest expense in the three and six months ended June 30, 2008 and $36,000 was recorded as interest expense in both the three and six months ended June 30, 2007, respectively. This item is a non-cash item.

The Series A Preferred shares are convertible to common shares at a value of $0.18 per common share at the option of the holder. This price was less than the fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. The conversion price is subject to adjustments by the Company under certain conditions. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature that is recognized as a discount against the long term liability and an increase to additional paid in capital, since the conversion would be accomplished through the issuance of shares of common stock. The amount of the discount is limited to the proceeds received from the issuance of the Series A Preferred shares ($4,500,000). In accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares. For the three and six months ended June 30, 2008, discount accretion of $226,849 and $453,698, respectively, was recognized as additional interest expense. Discount accretion of $180,000 was recognized as additional interest expense for both the three and six months ended June 30, 2007.

4.	Long Term Debt

As of June 30, 2008 and December 31, 2007, the Company had $6,000,000 in long term debt due under a note with SCERS. The principal amount outstanding under this note bears interest at a fixed rate equal to 14% per annum, which will increase to 19% per annum following any event of default under the note. Accrued interest on the outstanding principal is payable on a quarterly basis, and all outstanding principal and interest is due and payable on February 28, 2011, extended from an original due date of December 4, 2008 on January 9, 2007. As additional consideration for making the loan, SCERS will receive quarterly participation payments at the end of each fiscal quarter that are equal to the greater of (i) 5% of the Company’s gross revenues on a consolidated basis, or (ii) 20% of the Company’s consolidated net income, for such quarter.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

The participation payments will continue until SCERS is paid all of the principal and accrued interest under the note, plus an aggregate $6,000,000 in participation payments. SCERS has received no participation payments through June 30, 2008. The note is secured by all of the assets of the Company.

The SCERS note subjects the Company to certain financial covenants and restrictions, including limitations on incurring indebtedness or granting liens, mergers or consolidations, distributions, expenditures in excess of budgeted amounts, leases, compensation of management, sale of assets and capital expenditures. If the Company issues or sells any new promissory note while the term loan is outstanding, which are on terms that are more favorable than those under the term loan, as determined in SCERS’s sole discretion, then the term loan will automatically be amended such that those more favorable terms will apply to the term loan to the same extent as they are to apply under the new promissory note. The Company may issue one or more new promissory notes having an aggregate principal amount of no more than $9,000,000, and SCERS will take any actions that are necessary in order to permit the purchasers of such notes to have a security interest and lien that is equal with SCERS interests in the collateral securing the term loan. Any amounts borrowed by the Company that are in excess of the $9,000,000 limit shall be subordinate to the term loan.

5.	Capital Stock

Authorized

As of December 31, 2007, the Company’s total authorized capital was 400,000,000 common shares, with a par value of $0.001 per common share, and 100,000,000 preferred shares, with a par value of $0.001 per preferred share. The Company has designated 5,000,000 preferred shares as Series A Preferred shares.

Issued and Outstanding

Under the terms of the Contribution Agreement (please see Note 7), on April 18, 2007, the Company:

a)	issued to the former owners of Platinum LP 55,000,000 unregistered shares of Company common stock;

b)	issued to certain outside investors 5,000,000 shares of Series A Preferred;

c)	issued to Investa Corporation and Ms. Cecelia Pineda 2,500,000 warrants to purchase shares of common stock at a price of $0.26 per share; and

d)	cancelled 22,500,000 shares of Company common stock held by Ms. Pineda.

As of June 30, 2008, the Company’s total issued and outstanding capital stock consisted of 75,000,000 common shares, 5,000,000 shares of Series A Preferred and warrants to acquire 2,500,000 common shares.

On February 8, 2007, the Company issued 10,000,000 common shares upon the exercise of previously outstanding share purchase warrants at a price of $0.05 per share issued March 30, 2006. As of December 31, 2007, no share purchase warrants in this series were outstanding.

On March 30, 2006, 10,000,000 Units of the Company were issued for cash proceeds of $100,000. Each Unit consisted of one common share of the Company and one fifth of one purchase warrant share. Each full purchase warrant share entitled the holder to purchase an additional five common shares of the Company at a price of $0.25 per common share expiring March 30, 2009.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

Warrants

The following is a summary of warrant activities for the period ended June 30, 2008.

	Number of warrants	Weighted average exercise price
Outstanding and exercisable at December 31, 2006	2,000,000	$0.25
Exercised	(2,000,000)	$0.25

Outstanding and exercisable at March 31, 2007	—	—

Granted	2,500,000	$0.26

Outstanding and exercisable at June 30, 2007	2,500,000	$0.26

Outstanding and exercisable at September 30, 2007	2,500,000	$0.26

Outstanding and exercisable at December 31, 2007	2,500,000	$0.26

Outstanding and exercisable at March 31, 2008	2,500,000	$0.26

Outstanding and exercisable at June 30, 2008	2,500,000	$0.26

6.	Equity

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment, under the modified prospective method described therein. Compensation expense recognized in the three and six months ended June 30, 2008 and 2007 includes compensation expense for all stock-based payments granted, modified or vested since adoption of SFAS No. 123R based on the grant date fair value. Stock-based compensation is included in Selling, General and Administrative Expenses and totaled $197,285 and $358,865 for the three and six months ended June 30, 2007, respectively. Stock-based compensation was $172,842 for both the three and six months ended June 30, 2007.

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

June 30, 2008

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

Leases

On June 20, 2007, the Company signed a five-year lease for office space at a rate of approximately $60,000 per year, effective September 1, 2007. The Company had previously leased office space from EFO Holdings, a related party to Lubrication Partners, L.P. and Lubrication Partners Joint Venture, our two largest stockholders.

Letter of Credit

On July 3, 2007, the Company entered into a $60,000 standby letter of credit agreement with Crescent Real Estate Funding VIII LP as a condition of an office lease, also with Crescent Real Estate Funding VIII LP, entered into on June 20, 2007.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

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

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, and short-term investments in marketable securities. In the normal course of business, the Company maintains cash balances at financial institutions located in the Dallas, Texas. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash and cash equivalents.

10.	Stock Based Incentive Plan

The Platinum Research Organization, Inc. Stock Incentive Plan (the “Plan”), which was approved by the Company’s stockholders on April 12, 2007, is an unfunded Plan which provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights and restricted shares to employees, directors and consultants of the Company.

The Company uses the Black-Scholes option pricing model to determine the fair value of all stock option grants. Stock option grants to purchase 910,127 shares of common stock were issued during the three months ended June 30, 2008. No stock option grants were issued in the three months ended March 31, 2008. The Company recognized compensation expense of $197,285 and $358,865 for the three and six months ended June 30, 2008, respectively. Stock based compensation expense of $172,842 was recognized for both the three and six months ended June 30, 2007.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

The status of our stock options are as follows:

	2008		2007
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of year	27,722,879	$0.19	—	$—
Options substituted	—	$—	23,292,184	$0.09
Grants	910,127	$0.15	3,116,428	$1.35
Cancelled	4,154,822	$0.62	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—

Outstanding at March 31,	24,478,184	$0.12	26,408,612	$0.24

Our outstanding options as of June 30, 2008 are as follows:

	Options Outstanding			Options Outstanding
Range of Exercise Prices	Shares Underlying Options Outstanding at June 30, 2008	Weighted Avg Remaining Contractual Life (in years)	Weighted Avg Exercise Price	Shares Underlying Options Exercisable at June 30, 2008	Weighted Avg Exercise Price
$0.07 - $0.099	12,465,712	8.2	$0.07	2,077,619	$0.07
$0.10 - $0.129	9,763,148	8.4	$0.11	4,085,408	$0.11
$0.13 - $0.29	935,058	9.9	$0.15	498,452	$0.15
$0.57	1,289,335	9.2	$0.57	0	—
$0.79	24,931	9.1	$0.79	0	—

	24,478,184	8.4	$0.12	6,661,479	$0.10

Restricted Stock

We may also grant restricted stock to compensate certain employees under the Plan. As of June 30, 2008, there were no restricted shares outstanding.

11.	Earnings Per Share

Basic earnings per share are computed by dividing net earnings less dividends on Series A Preferred Stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similarly to basic earnings per share, except the denominator is increased by including the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. This Diluted Earnings per Share calculation is not done for periods with a Net Loss, as this would be antidilutive. Shares underlying options at June 30, 2008 were excluded as their effect would be antidilutive.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	For the Period from Date of Inception Through June 30, 2008
Numerator
Net Income (Loss)	$(1,313,386)	$(1,474,369)	$(2,475,054)	$(2,217,753)	$(12,446,779)
Dividends Declared on Preferred Stock	(112,500)	(93,700)	(225,000)	(93,700)	(543,699)

Net Loss Attributable to Common Shareholders	$(1,425,886)	$(1,568,069)	$(2,700,054)	$(2,311,453)	$(12,990,478)

Denominator
Basic Weighted Average Shares Outstanding	102,500,000	68,571,429	102,500,000	55,483,425	49,998,680

Basic Earnings per Share	$(0.01)	$(0.02)	$(0.02)	$(0.04)	$(0.26)

12.	Liquidity and Capital Resources

The Company is a development stage company, and since inception, the Company has incurred significant net losses. The Company has reported a net loss of $11,285,111 from the date of inception on April 28, 2004 through June 30, 2008. For the fiscal year ended December 31, 2007, and the six months ended June 30, 2008, the Company reported net losses of $4,948,510 and $2,475,054, respectively. The Company expects to continue to incur net losses and negative cash flow in the near future. The size of these losses will depend, in large part, on the Company’s ability to realize product sales revenue from marketing its products. To date, the Company has not had any operating revenue from the sale of its products. The Company’s ability to generate revenues will be dependent upon, among other things, the successful negotiation of marketing and distribution agreements, conclusive and definitive test results demonstrating the benefits of the Company’s products and the acceptance of the Company’s technology and products by potential customers. Because the Company does not yet have a material, recurring revenue stream resulting from product sales, there can be no assurance that the Company will be successful in its sales efforts. The Company expects its operating expenses to increase, reflecting increased testing and marketing expenses in the short term which will necessitate higher levels of revenue for profitability when and if the Company begins to generate recurring revenues. Should the Company achieve profitability, there is no assurance the Company can maintain or increase profitability levels in the future.

On September 22, 2008, the Company executed a $1,500,000 secured convertible promissory note with an affiliate of our largest stockholder. The additional funding will provide sufficient resources for operations into the fourth quarter of 2008. Failure to achieve significant, sustained sales and revenues from the Company’s TechroBond 280 product in the industrial grease market by the end of such period will require the Company to seek additional financing and the Company can give no assurances that these efforts will be successful. The Company’s budget for the next twelve months emphasizes the continued development and marketing of its products. Cash needs during the next twelve-month period are expected to average approximately $275,000 per month. In addition, changes may occur in the Company’s current operations that would use available cash resources sooner than anticipated. If the anticipated product sales do not materialize, or are significantly less than anticipated, the Company will have to raise additional funds to continue product development and commercialization activities. If this future financing is not available, investors may lose a substantial portion, or all, of their investment, and the Company’s business may fail. The Company currently has no immediate means for obtaining any additional financing. Consequently, the Company cannot assure that additional financing, if necessary, will be available to the Company on acceptable terms, or at all.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

The Company’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt depends on a range of economic, competitive and business factors, many of which are outside its control. Based on an average interest rate of 14% at June 30, 2008, and outstanding borrowings at that date of $6,000,000, the Company’s annual interest expense would be $840,000. The Company’s business may not generate sufficient cash flow from operations to service its debt obligations, particularly if projected sales and revenues are not realized on schedule or at all. If the Company is unable to service its debt obligations, the Company may need to refinance all or a portion of its indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. The Company may not be able to refinance any of its indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause it to default on its obligations and impair its liquidity. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, could have a material adverse effect on the Company’s business and financial condition.

13.	Subsequent Events

On September 22, 2008, the Company completed the sale and issuance of a secured convertible promissory note in the principal amount of $1,500,000 (the “Note”) to Alpina Lending, L.P., a Nevada limited partnership (“Alpina)”, on its own behalf and as agent for certain other lenders. Alpina and certain other lenders are related parties to the Company.

The Note provides for two tranches of advances. The initial advance of $750,000 (less previous advances of $192,775 and accrued interest) is payable upon execution of the Note. The second tranche of $750,000 is payable at the request of the Company, subject to the usual and customary conditions. The Note is due and payable on February 11, 2011. The note bears interest at the rate equal to the variable “prime rate” from time to time published in the Money Rates column of The Wall Street Journal plus 3% per annum. All or part of the principal outstanding balance and all or part of the accrued but unpaid interest thereon may at anytime, starting six months after the date of the Note, at the discretion of Alpina be converted into common stock of the Company at a conversion price equal to $0.18 per share. The principal amount received under the Note will be used for working capital and other general corporate purposes.

On September 22, 2008, in connection with the Note, the Partnerships entered into a Security Agreement with Alpina on its own behalf and as agent for certain other lenders. The Security Agreement provides that in order to secure the payment and performance of the Note, the Security Agreement and other instruments, the Partnerships grant to Alpina, as the secured party, a first priority security interest subject to certain permitted liens on all personal and fixture property of the Partnerships. The first priority security interest granted by the Security Agreement is pari passu with a prior security interest granted by Platinum Intellectual Property L.P. to the Seattle City Employees’ Retirement System on December 3, 2004 for a $6,000,000 loan. Upon the satisfaction of all of the Partnerships’ obligations under the Note and the Security Agreement, the security interest shall terminate.

Also on September 22, 2008, the Company entered into a Second Omnibus Amendment (the “Second Omnibus Amendment”) among Newlight Capital, LLC (“Newlight”), SCERS and JPMorgan Chase Bank N.A. The Second Omnibus Amendment amends certain terms of the senior secured note purchase agreement as well as certain other related loan documents, each dated as of December 3, 2004, as well as the Omnibus Amending Agreement dated January 9, 2007 (collectively, the “SCERS Loan Documents”) concerning a loan by SCERS to Platinum Intellectual Property, L.P. in the Principal amount of $6,000,000 (the “SCERS Loan.”).

The amendments set out in the Omnibus Agreement provide for the release of $1,410,000 restricted cash in escrow and allows the Company and reduces the amount of the note payable to SCERS from $6,000,000 to $4,590,000.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008

The SCERS Loan Documents provide for certain participation payments to SCERS based upon the Company’s gross revenues and consolidated net income. The participation payments previously provided for in the SCERS loan Documents have been reduced from $6,000,000 to $4,590,000 and are convertible into Company common stock at $0.18 per share under certain conditions.

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

After the foregoing transactions, the Pro Transferors owned 73.33% of the issued and outstanding shares of common stock of the Company on a non-diluted basis and 53.66% of the Company’s common stock on a fully-diluted basis.

As a result of the acquisitions, the Company now consists of three primary entities. Platinum Intellectual Property LP (“PIP LP”) owns and maintains the intellectual property; Platinum LP provides the structure for daily operations; and Platinum Research Organization, Inc. is the owner of the other entities.

Following our acquisition of Platinum LP, the Company’s business focus is the design, development and commercialization of patented high-performance lubricants and coatings. The Company’s products will be marketed under the trade name TechroBond™ for automotive, aviation, industrial and consumer aftermarkets. TechroBond TM is one of a series of product applications Platinum LP developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and extreme pressure capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and extreme pressure capabilities when measured in bench laboratory tests at the University of Texas at Arlington (“UTA”), and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to penetrate several large, global markets for lubricants should the Company be successful in bringing its products that rely upon this new technology to market.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Sales and Gross Profit. Net sales and gross profit for both the three-month periods ended June 30, 2008 and June 30, 2007 were $0. The Company is a development stage company and continues to focus its efforts on the marketing and commercialization of the Company’s products and technologies, the registration of its products with the Environmental Protection Agency (the “EPA”), in Europe, Japan and the Far East and on further developing its relationships with key business partners in the Engine Oil, Grease, Industrial Oil and Coatings markets.

Selling, General and Administrative Expenses. The Company’s total SG&A expenses for the three-month period ended June 30, 2008 were $770,929, a decrease of $264,010 over total SG&A expenses of $1,034,939 for the three-month period ended June 30, 2007. Total SG&A expense for the six-month period ended June 30, 2008 were $1,430,147, a decrease of $118,087 from total SG&A expenses of $1,548,234 for the six-month period ended June 30, 2007

Salaries expense for the three-month period ended June 30, 2008 was $308,993, an increase of $64,808 over salaries expense of $244,185 for the three-month period ended June 30, 2007. This increase was primarily due to non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R. Of the total salaries increase, $60,801 was related to expensing of stock options. For the six-month period salaries expense increased $276,636 to $643,111 for the period ended June 30, 2008, compared to $366,475 for the period ended June 30, 2007. The increase results from increased stock compensation expense of $186,022 and increased payroll expenses of $107,114.

Travel expense for the three-month period ended June 30, 2008 was $13,006, a decrease of $27,075 over travel expense of $40,081 for the three-month period ended June 30, 2007. This decrease was primarily due to increased travel expenses as a result of the merger finalized in the three-month period ended June 30, 2007. Decreased travel as a result of the merger also resulted in travel expense decreases of $42,186 to $27,054 for the six months ended June 20, 3008 compared to $69,240 for the six months ended June 30, 2007.

Product evaluation and technical support expenses for the three-month period ended June 30, 2008 were $50,000, a decrease of $6,558 over product evaluation and technical support expenses of $56,558 for the three-month period ended June 30, 2007. This decrease was due to a change in the timing of invoicing for testing and research efforts conducted at UTA related to the Company’s products and technologies and costs associated with registering the company’s products in foreign countries. Product evaluation and technical support expenses decreased $21,104 from $108,976 for the six months ended June 30, 2007 to $87,872 for the six months ended June 30, 2008, primarily due to timing of invoices from UTA.

Outside legal and professional fees for the three-month period ended June 30, 2008 were $325,759, a decrease of $69,735 over outside legal and professional fees of $395,494 for the three-month period ended June 30, 2007. This decrease was due to decreased product and technology consultancy costs; decreased public and investor relations costs; and increased public company compliance costs associated with the 2007 annual audit, SEC filings and the filing of a registration statement to register the shares of common stock underlying the Series A Preferred. Outside legal and professional fees increased $15,227 to $541,348 for the six months ended June 30, 2008 from $526,121 for the six months ended June 30, 2007. This decrease primarily reflects the increased public company compliance costs in 2008 compared to 2007.

The Company incurred $200,317 of expense in the three-month period ended June 30, 2007 and $339,783 in the six-month period ended June 30, 2007 related to the Contribution Agreement. No such costs were incurred during the same period in 2008. These costs consisted of outside legal, accounting and audit work related to the Contribution Agreement and related transactions.

Insurance costs for the three-month period ended June 30, 2008 were $22,945, a decrease of $38,493 over insurance costs of $61,438 for the three-month period ended June 30, 2007. For the six-month period, insurance costs decreased $35,935 from $78,036 in 2007 to $42,101 in 2008. This decrease was principally due the timing of initial premiums in 2007 associated with intellectual property coverage and director’s and officer’s coverage.

Other SG&A expenses for the three-month period ended June 30, 2008 were $35,834, an increase of $13,274 over other SG&A expenses of $22,560 for the three-month period ended June 30, 2007. For the six-month period ended June 30, 2008, other SG&A increased $22,158 to $58,478 from $36,320 in the six-month period ended June 30, 2007. This increase was due to increased Board of Director related costs.

Depreciation and Amortization. Depreciation and Amortization for the three-month period ended June 30, 2008 was $47,711, a decrease of $870 over depreciation and Amortization of $48,581 for the three-month period ended June 30, 2007. Depreciation and amortization also decreased $1,335 from $96,756 for the six-month period ended June 30, 2007 to $95,241 for the six-month period ended June 30, 2008 These decreases relate principally to the amortization of loan issuance costs for debt with the Seattle City Employees’ Retirement System (“SCERS”), the amortization of capitalized patent expenses and the depreciation of office and testing equipment.

Interest Expense. Interest expense for the three-month period ended June 30, 2008 was $486,041, an increase of $35,247 compared to interest expense of $450,794 for the three-month period ended June 30, 2007. Interest expense for the three-month period of 2008 was primarily comprised of $210,000 of interest related to $6,000,000 of long-term debt with SCERS and $259,192 of interest related to the amortization of a beneficial conversion discount and the amortization of a mandatory redemption premium, both of which are related to the Company’s Series A Preferred. Both items are non-cash items (please see Note 4 to the Company’s Consolidated Financial Statements under Item 1). Interest expense for the six-month period ended June 30, 2008 was $968,122, an increase of $307,328 from the interest expense of $660,794 in the six-month period ended June 30, 2007. This increase reflects the shorter amortization for the six months ended June 30, 2007 resulting from the issuance of the Series A Preferred in April 2007.

Other Income. Other income for the three-month period ended June 30, 2008 was $16,045, a decrease of $43,900 from other income of $59,945 for the three-month period ended June 30, 2007. Other income decreased $44,645 to $43,386 for the six months ended June 30, 2008 from $88,031 for the six months ended June 30, 2007. This decrease was due primarily to interest income from decreased cash on hand.

Other Expense. Other expense for the three- and six-month periods ended June 30, 2008 was $24,750, compared to $0 for the three- and six-month period ended June 30, 2007. This current period expense reflects the $24,750 loss on the sale of marketable securities during the current period.

Research and Development

The Company’s R&D expenditures for the three- and six-month period ended June 30, 2008 were $50,000 and $87,872, respectively, compared to $56,558 and $108,976 for the three- and six-month periods ended June 30, 2007, respectively. The R&D expenditures are primarily comprised of research staff salaries and materials consumed in the testing and evaluation process. The Company has established an alliance with UTA to collaborate on research, development, testing and commercialization efforts. The number of personnel for each project is reviewed and agreed upon annually by the Company and UTA as a part of the budgeting process. The Company is then billed monthly per the budgeting contract. The Company also utilizes a number of mechanical testing laboratories equipped with a variety of gasoline and diesel engines, driveline and other mechanical equipment to evaluate the performance of additives for lubricants and fuels. The Company expenses all such R&D expenditures as incurred.

For the calendar year of 2008, there are five key projects, as identified and described below, that comprise the Company’s R&D budget. All of the listed projects are currently active and have research personnel assigned. Company management reviews the project progress on a monthly basis. All of the identified key projects are in progress, and are expected to continue for the next 6-12 months. As such, the Company is unable to estimate completion dates with any reasonable certainty. The Company’s inability to successfully complete, fund these projects, or attract a development partner could have a material adverse impact on the Company’s ability to execute its business plan.

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

Engine Oil (Improved Lubrication in Engine Oils)

The Company’s Engine Oil Improved Lubrication project consists of research into improved lubrication in engine oils. Product development for this project’s product, TechroBondTM 240, is in the final stages and the product’s materials have been registered with the EPA. Manufacturing processes have been defined, and a contract manufacturer has been identified for the manufacture of the product. Actual engine tests utilizing the product are currently being performed and will continue through the remainder of 2008.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company cash on hand of $1,592,252, of which $1,410,000 was restricted cash. Cash needs during the next twelve months are expected to average approximately $275,000 per month. On September 22, 2008, the Company executed a new $1,500,000 convertible note funding. Under the terms of the convertible note, the Company could draw two tranches of $750,000 each, based upon satisfying certain conditions. Interest would accrue on the note at Prime plus 3% and be payable (along with all principal) in February, 2011. During July and August 2008, the Company received advances of approximately $192,775 to fund continuing operations. With the funding of the $1,500,000 convertible note, the Company should have sufficient liquidity to fund operations through December 2008.

Cash flows used in operating activities for the six-month period ended June 30, 2008 were $1,361,348, compared to $1,595,891 used in operating activities for the six-month period ended March 31, 2007.

Net cash provided by investing activities consists primarily of $1,175,250 from the liquidation and sale of short-term investments in marketable securities. Short-term investments in marketable securities consisted of high credit quality (AAA) auction rate securities, which were variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and had interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. As of June 30, 2008, the Company did not have any material commitments for capital expenditures. Capital expenditure requirements, which are principally comprised of manufacturing related capital expenditures, for the next five years are estimated by the Company to be $1 million for 2008, $2 million in 2009, $0 in 2010, $4 million in 2011 and $4 million in 2012. The Company is currently working with a manufacturer in Tulsa, Oklahoma to evaluate the manufacturing process and required capital to produce TechroBondTM 240.

Net cash provided by financing activities was $0 and $5,000,000 for the six months ended June 30, 2008 and 2007, respectively. The funds received in 2007 represent the proceeds from the issuance of the Series A Preferred and the issuance of the warrants related to the Contribution Agreement.

Contribution Agreement

Immediately following the closing of the Contribution Agreement, Platinum LP became the sole operating subsidiary of the Company, holding substantially all of the Company’s operating assets, other than (i) the intellectual property used by the Company, which is held by Platinum Intellectual Property L.P. (“PIP”), a wholly-owned subsidiary of Platinum LP, and (ii) the proceeds of the Series A Preferred offering completed as part of the Contribution Agreement, which are held by the Company directly. On December 3, 2004, the Company and PIP entered into a secured note purchase agreement, which provided for PIP to obtain a $6.0 million term loan from SCERS.

In connection with the Contribution Agreement, SCERS, the Company, Platinum LP, PIP, Newlight Capital LLC (“Newlight”) and JPMorgan Chase Bank, N.A. entered into an amendment of the SCERS note on January 9, 2007, which became effective upon the closing of the Contribution Agreement on April 18, 2007. The SCERS note is governed by a senior secured note issued by PIP to SCERS. The principal amount outstanding under the SCERS note will continue to bear interest at a fixed rate equal to 14% per annum, which will increase to 19% per annum following any event of default under the senior secured note. Accrued interest on the outstanding principal is payable on a quarterly basis, and all outstanding principal and interest is due and payable on February 28, 2011. As additional consideration for making the loan, SCERS will receive quarterly participation payments at the end of each fiscal quarter that are equal to the greater of (i) 5% of the Company’s gross revenues on a consolidated basis, or (ii) 20% of the Company’s consolidated net income, for such quarter. The participation payments will continue until SCERS is paid all of the principal and accrued interest under the SCERS note, plus an aggregate $6.0 million in participation payments. SCERS has received no participation payments through June 30, 2008.

PIP’s performance under the SCERS note is secured by all of the assets of PIP, including all of the registered intellectual property used in the Company’s business. In addition, approximately $1.4 million of the loan proceeds were placed in escrow, representing 18 months of estimated interest expense, in the amount of $1.25 million, and $150,000 of certain estimated fees that are payable in connection with the SCERS note.

The Company entered into a Second Omnibus Amendment dated September 22, 2008 (the “Second Omnibus Amendment”) among Newlight, SCERS and JPMorgan Chase Bank N.A. The Second Omnibus Amendment amends certain terms of the senior secured note purchase agreement as well as certain other related loan documents, each dated as of December 3, 2004, as well as the Omnibus Amending Agreement dated January 9, 2007 (collectively, the “SCERS Loan Documents”) concerning the loan by SCERS to PIP.

The amendments set out in the Omnibus Agreement provide for the release of $1,410,000 restricted cash in escrow and allows the Company to use the escrow funds to reduce the amount of the note payable to SCERS from $6,000,000 to $4,590,000. The amendments also reduce the SCERS participation payments from $6,000,000 to $4,590,000 and are convertible into Company common stock at $0.18 per share under certain conditions.

As amended, the SCERS note subjects the Company to certain financial covenants and restrictions, including limitations on incurring indebtedness or granting liens, mergers or consolidations, distributions, expenditures in excess of budgeted amounts, leases, compensation of management, sale of assets and capital expenditures, which apply equally to PIP, Platinum LP and the Company. If PIP issues or sells any new promissory note while the SCERS note is outstanding that are on terms that are more favorable than those under the SCERS note, as determined in SCERS’s sole discretion, then the SCERS note will automatically be amended such that those more favorable terms will apply to the SCERS note to the same extent as they are to apply under the new promissory note. PIP may issue one or more new promissory notes having an aggregate principal amount of no more than $9.0 million, and SCERS will take any actions that are necessary in order to permit the purchasers of such notes to have a security interest and lien that is pari passu with SCERS interests in the collateral securing the SCERS note. Any amounts borrowed by PIP that are in excess of the $9.0 million limit shall be subordinate to the SCERS note.

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

At the end of each 30-day period, 500,000 warrants (5,000,000 shares of Series A Preferred * 5 to 1 conversion ratio * 2% penalty rate) could be issued under the terms of the Registration Rights Agreement. The aggregate value of such warrants, if issued, would be as follows:

Warrant Date	Penalty Warrants	Exercise Price	Value of Warrants
14-Nov-07	500,000	$0.24	$77,684.79
14-Dec-07	500,000	$0.24	$120,566.76
13-Jan-08	500,000	$0.24	$92,788.64
12-Feb-08	500,000	$0.24	$79,141.90
13-Mar-08	500,000	$0.24	$21,014.05
12-Apr-08	500,000	$0.24	$23,334.36
12-May-08	500,000	$0.24	$23,048.87
11-Jun-08	500,000	$0.24	$6,928.98

TOTAL	4,000,000		$444,508.34

The Company does not believe the issuance of the above penalty warrants is probable.

Capital Requirements

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy into the fourth quarter of 2008. However, if the Company is unable to realize revenue from the commercialization of its products or is unable to raise additional capital in the future, management expects that the Company will need to seek additional capital on less favorable terms and/or pursue other remedial measures. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accounting Policies – Intangible Assets

The Company evaluates annually the carrying value of its intellectual property for recoverability by analyzing the expected sales and profits of its products in the grease, engine oil and industrial oil markets over the next five years. In conducting its impairment analysis, the Company only tests intellectual property being amortized per SFAS 144; non-amortizable intellectual property is excluded. Net amortizable intellectual property was $221,077 as of June 30, 2008.

The Company’s impairment testing methodology involves testing the carrying amount of its intellectual property assets compared to the undiscounted cash flows from the Company’s estimated operations (excluding interest) for the years 2008 through 2012. While the Company recognizes that the useful lives of its patents extend beyond 2012 and in some case to the year 2020, the Company’s planning period is five years, and forecast data is not available for years beyond 2012.

At December 31, 2007, the Company’s impairment testing revealed that the sum of the undiscounted cash flows for the applicable testing period exceeded the carrying values of amortizable intellectual property. Based on this analysis, the Company expected that sufficient profit will be realized from these sales to recover the balance of intellectual property on its books, and therefore did not believe that any impairment of its intellectual property existed at December 31, 2007, and no changes have occurred in the current year which would negatively impact the impairment testing. As such, no impairment adjustment was recorded at that date and no impairment adjustment has been recorded in the three or six months ended June 30, 2008.

Critical Accounting Policies and Significant Judgments and Estimates

On September 24, 2008, the Audit Committee for the Company determined that the value assigned to the Company’s intellectual property assets in an April 29, 2004 acquisition transaction should be corrected. As a result, the Audit Committee, in consultation with management and Lane Gorman Trubitt, L.L.P., the Company’s independent registered public accounting firm, concluded that the Company’s annual financial statements included in Form 10-KSB for the period ended December 31, 2007 and the quarterly financial statements included in Forms 10-QSB for the periods ended June 30, 2007; September 30, 2007; and March 31, 2008 should no longer be relied upon and should be restated.

The intellectual property was originally valued at $4,438,915 and was acquired from a predecessor company on April 18, 2007. At the time of its acquisition, the Company adopted the valuation of the intellectual property utilized by the predecessor company. This prior valuation was based upon the value of a note and accrued interest that was forgiven in exchange for the intellectual property. Based upon further investigation, the fair value of the note should have been $0, since the note was in default for more than eleven months prior to the forgiveness of debt and since there was no liquidity available to support future cash flows on the note. As a result of this adjustment, amortizable intellectual property should be reduced by $4,430,156 and non-amortizable intellectual property should be reduced by $8,759 as of the April 29, 2004 exchange date. The effect of this restatement on the relevant financial statement lines as of December 31, 2007 and 2006 is as follows:

	As of December 31, 2007			As of December 31, 2006
	As Filed	As Restated	Change	As Filed	As Restated	Change
Consolidated Balance Sheet Effects
Intellectual Property — net of accumulated amortization	3,482,536	166,874	(3,315,662)	3,698,207	85,347	(3,612,860)
Intellectual Property — non-amortizable	231,272	222,513	(8,759)	133,490	124,731	(8,759)
Total Assets	7,113,351	3,788,930	(3,324,421)	5,902,821	2,281,202	(3,621,619)
Shareholders’ Deficit	(276,404)	(3,600,825)	(3,324,421)	(301,366)	(3,922,985)	(3,621,619)

Consolidated Statement of Operations Effects
Depreciation and Amortization expense	452,515	155,317	(297,198)	488,059	190,861	(297,198)
Net Loss	(5,245,708)	(4,948,510)	297,198	(2,345,107)	(2,047,909)	297,198
Net Loss Attributed to Common Shareholders	(5,564,407)	(5,267,209)	297,198	(2,345,107)	(2,047,909)	297,198

Per Share Amounts
Net Loss	$0.08	$0.07	$(0.01)	$0.10	$0.08	$(0.02)
Net Loss Attributed to Common Shareholders	$0.09	$0.08	$(0.01)	$0.10	$0.08	$(0.02)

Other than the change noted above, there have been no material changes in our critical accounting policies or critical accounting estimates since the filing of our Annual Report on Form 10-KSB, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, they have concluded that our current disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

Other than that described above, there has not been any change in our internal control over financial reporting, that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

A list of the exhibits required by Item 601 of Regulation S-B and filed as part of this report is set forth in the Index to Exhibits on page 36, which immediately precedes such exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM RESEARCH ORGANIZATION, INC.

Date: September 24, 2008	By:	/s/ John T. Jaeger, Jr.
John T. Jaeger, Jr.
President, Chief Executive Officer and Member of the Board of Directors

Date: September 24, 2008	By:	/s/ David A. Hart
David A. Hart
Senior Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Platinum Research Organization, Inc. (Incorporated by reference to the exhibits in the Registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2007.)

3.2	Bylaws of Platinum Research Organization, Inc. (Incorporated by reference to the exhibits in the Registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2007.)

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14.

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14.

32.1	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.