Form 10-Q
period 2008-09-30
Platinum Research Organization, Inc.
filed 2008-11-14
CIK 1330340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number: (214) 271-9503

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 75,000,000 shares of the registrant’s common stock issued and outstanding as of November 13, 2008

NOTE CONCERNING FORWARD-LOOKING INFORMATION

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “believe,” “management believes” and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007
	(Unaudited)	(As Restated)
Assets

Current Assets
Cash and Cash Equivalents - unrestricted	$818,772	$251,859
Cash - restricted	—	1,604,339

Total Cash and Cash Equivalents	818,772	1,856,198
Short-term Investments in Marketable Securities	—	1,200,000
Accounts Receivable	2,713	4,941
Inventories	49,232	48,104
Prepaid Expenses	65,689	—

Total Current Assets	936,406	3,109,243

Property, Plant and Equipment - net of accumulated depreciation	121,199	133,735

Other Assets
Loan Issuance Costs - net of accumulated amortization	111,464	156,565
Intellectual Property - net of accumulated amortization	220,112	166,874
Intellectual Property - non-amortizable	309,934	222,513

Total Other Assets	641,510	545,952

Total Assets	$1,699,115	$3,788,930

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts Payable	$655,139	$240,618
Deferred Revenue	12,300	—
Accrued Interest	66,162	70,000
Note payable	—	—
Preferred Dividend Payable	656,199	318,699

Total Current Liabilities	1,389,800	629,317

Long Term Debt	6,091,834	6,000,000

Long Term Liabilities
Mandatorily Redeemable Preferred Stock	4,500,000	4,500,000
Preferred Stock, Beneficial Conversion Discount	(3,185,755)	(3,866,302)
Preferred Stock, Discount on Convertible Liability	261,740	126,740

Total Long Term Liabilities	1,575,985	760,438

Shareholders’ Deficit	(7,358,504)	(3,600,825)

Total Liabilities and Shareholders’ Deficit	$1,699,115	$3,788,930

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended			Nine Months Ended			Date of Inception through
	September 30, 2008	September 30, 2007	Incr/ (Decr)	September 30, 2008	September 30, 2007	Incr/ (Decr)	September 30, 2008
		(As Restated)			(As Restated)
Sales	$—	$—	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—	—	—

Gross Profit	—	—	—	—	—	—	—

Selling, General and Administrative Expenses
Salaries	314,074	349,538	(35,464)	957,185	716,013	241,172	2,937,678
Travel	13,985	17,547	(3,562)	41,039	86,787	(45,748)	391,655
Product Evaluation/Technical Support	353,500	156,570	196,930	441,372	265,546	175,826	1,236,110
Outside Legal and Professional Fees	230,202	250,921	(20,719)	771,550	777,042	(5,492)	2,748,357
Contribution Agreement	—	—	—	—	339,783	(339,783)	339,783
Insurance	30,259	18,806	11,453	72,360	96,842	(24,482)	358,207
Rent	15,421	6,081	9,340	45,604	29,364	16,240	158,172
Other	37,020	41,229	(4,209)	95,498	77,549	17,949	288,489

Total Selling, General and Administrative Expenses	994,461	840,692	153,769	2,424,608	2,388,926	35,682	8,458,451

Depreciation and Amortization	47,711	9,765	37,946	143,131	106,520	36,611	692,206

Other Income	14,806	62,046	(47,240)	58,192	150,076	(91,884)	520,351
Other Expense	—	—	—	24,750	—	24,750	24,750
Interest Expense	482,888	482,219	669	1,451,010	1,143,013	307,997	5,301,976

Net Loss Before Taxes	(1,510,254)	(1,270,630)	(239,624)	(3,985,307)	(3,488,383)	(496,924)	(13,957,032)

Income Tax - Current	—	—	—	—	—	—	—
Income Tax - Deferred	—	—	—	—	—	—	—

Net Loss	(1,510,254)	(1,270,630)	(239,624)	(3,985,307)	(3,488,383)	(496,924)	(13,957,032)

Dividends Declared on Preferred Stock	(112,500)	(112,500)	—	(337,500)	(206,200)	(131,300)	(656,199)

Net Loss Attributed to Common Shareholders	$(1,622,754)	$(1,383,130)	$(239,624)	$(4,322,807)	$(3,694,583)	$(628,224)	$(14,613,231)

Per Share Amounts
Net Loss	$(0.02)	$(0.01)		$(0.04)	$(0.05)		$(0.26)
Dividends Declared on Preferred Stock	—	—		—	—		(0.01)

Net Loss Attributed to Common Shareholders	$(0.02)	$(0.01)		$(0.04)	$(0.05)		$(0.27)

Weighted Average Number of Shares used in per share calculations - Basic and Diluted	102,500,000	102,500,000		102,500,000	77,335,165		53,240,665

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended		Date of Inception through
	September 30, 2008	September 30, 2007	September 30, 2008
		(As Restated)
Cash Flow from Operating Activities
Net Loss for the Period	$(3,985,307)	$(3,488,383)	$(13,957,032)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	143,131	106,520	692,206
Option Expense	561,630	364,798	1,149,880
Interest Expense - Preferred Stock	815,547	488,219	1,575,985
Loss of Sale of Short-Term Investments in Marketable Securities	24,750	—	24,750
Changes in Assets and Liabilities
(Increase) / Decrease in Accounts Receivable	2,228	94	(979)
(Increase) / Decrease in Inventories	(1,128)	—	(49,232)
(Increase) / Decrease in Prepaid Expenses	(65,689)	—	(65,689)
Increase / (Decrease) in Accounts Payable	418,019	(51,116)	658,024
Increase / (Decrease) in Deferred Revenue	12,300	—	12,300
Increase / (Decrease) in Accrued Interest	(2,004)	—	545,677

Net Cash Used in Operating Activities	(2,076,523)	(2,579,868)	(9,414,110)

Cash Flow From Investing Activities
Sale of Short-Term Investments in Marketable Securities	1,175,250	—	(24,750)
Purchase of Property, Plant and Equipment	(2,538)	(77,655)	(142,993)
Investment in Intellectual Property	(151,360)	(100,423)	(556,779)

Net Cash Provided by/(Used in) Investing Activities	1,021,352	(178,078)	(724,522)

Cash Flow From Financing Activities
Proceeds - Long Term Debt	1,500,000	—	7,670,000
Repayments - Long Term Debt	(1,410,000)	—	(1,410,000)
Proceeds - Note Payable	485,000	—	485,000
Repayments - Note Payable	(485,000)	—	(485,000)
Preferred Shares Issued for Cash	—	4,500,000	4,500,000
Funds Received From Previously Controlled Entity	—	500,000	500,000
Capital Contributions	—	—	7,508
Distributions	—	—	(4,960)
Loan Issuance Costs/Other	(72,255)	—	(305,144)

Net Cash Provided by Financing Activities	17,745	5,000,000	10,957,404

Increase (Decrease) in Cash and Cash Equivalents	(1,037,426)	2,242,054	818,772

Cash and Cash Equivalents - Beginning of Period	1,856,198	1,739,167	—

Cash and Cash Equivalents - End of Period	818,772	3,981,221	818,772

Supplemental Disclosures:
Cash Paid During the Period for:
Interest	212,108	654,794	2,756,902
Income Tax	—	—	—
Non-Cash Items
Preferred Stock Dividends	337,500	206,200	656,199
Loan Costs Netted Against Proceeds of Loan	—	—	450,000
Interest Expense	817,381	488,219	1,575,985

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Deficit

	Number Common Shares Issued	Number Preferred Shares Issued	Number of Warrants Issued	Capital Stock $	Preferred Stock $	Paid in Capital and Distributions $	Subscriptions Payable $	Warrants $	Accumulated Deficit $	Shareholders Equity $
Balance at April 28, 2004 – Date of Inception
Forgiveness of Debt (Note 14)						1,097,682				1,097,682
Capital Contributions – Cash						4,484				4,484
Distributions						-145				-145
Net Loss									-1,124,895	-1,124,895
Balance at December 31, 2004						1,102,021			-1,124,895	-22,874
Capital Contributions – Cash						1,938				1,938
Distributions						-4,740				-4,740
Net Loss									-1,850,412	-1,850,412
Balance at December 31, 2005						1,099,219		—	-2,975,307	-1,876,088
Capital Contributions – Cash						1,086				1,086
Distribution						-75				-75
Net Loss for period									-2,047,908	-2,047,908
Balance at December 31, 2006						1,100,230		—	-5,023,215	-3,922,985
Capital Contribution - Cash						268				268
Earnings Charge for options expense (Note 6)						36,359				36,359
Net Loss for period									-743,384	-743,384
Balance at March 31, 2007						1,136,857		—	-5,766,599	-4,629,742
Capital contributions - Cash						269				269
Shares Issued to PRO Transferors (Note 5)	55,000,000			55,000		-55,000
Preferred Equity raised (Note 7)		5,000,000			—			—
Warrants Issued to Investa/Pineda (Note 5)			2,500,000
Earnings charge for options expense (Note 6)						136,484				136,484
Preferred dividends payable							-93,700			-93,700
Net Loss for Period									-1,474,370	-1,474,370
Beneficial conversion option – Preferred Stock (Note 4)						4,500,000				4,500,000
Equity of PRO Inc. at 3/31/2007	42,500,000			42,500		435,097				477,597
Change in PRO Inc. Equity 3/31-4/18/2007	-22,500,000			-22,500		44,904				22,404

Equity of PRO Inc at 4/18/2007	20,000,000			20,000		480,001				500,001
Balance at June 30, 2007	75,000,000	5,000,000	2,500,000	75,000	—	6,198,611	-93,700	—	-7,240,969	-1,061,058
Capital Contributions						-6				-6
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						191,955				191,955
Net Loss for period									-1,270,630	-1,270,630
Balance at September 30, 2007	75,000,000	5,000,000	2,500,000	75,000	—	6,390,560	-206,200	—	-8,511,599	-2,252,239
Capital Contributions						588				588
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						223,452				223,452
Net Loss for period									-1,460,126	-1,460,126
Balance at December 31, 2007	75,000,000	5,000,000	2,500,000	75,000	—	6,614,600	-318,700	—	-9,971,725	-3,600,825
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						161,580				161,580
Net Loss for period									-1,161,668	-1,161,668
Balance at March 31, 2008	75,000,000	5,000,000	2,500,000	75,000	—	6,776,180	-431,200	—	-11,133,393	-4,713,413
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						197,285				197,285
Net Loss for period									-1,313,386	-1,313,386
Balance at June 30, 2008	75,000,000	5,000,000	2,500,000	75,000	—	6,973,465	-543,700	—	-12,446,779	-5,942,014
Preferred Dividend payable							-112,500			-112,500
Earnings charge for options expense (Note 6)						206,264				206,264
Net Loss for period									-1,510,254	-1,510,254
Balance at September 30, 2008	75,000,000	5,000,000	2,500,000	75,000	—	7,179,729	-656,200	—	-13,957,033	-7,358,504

The accompanying notes are an integral part of these consolidated financial statements.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

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

Management reviewed various strategic alternatives, and on October 26, 2006, the Company entered into a Contribution Agreement with PRO Operations, L.P. f/k/a Platinum Research Organization L.P., a Texas limited partnership (“PRO Operations”), Lubrication Partners, a joint venture and sole shareholder of Platinum IP Management, Inc., the general partner of PRO Operations, each holding a limited partnership interest in PRO Operations, and John T. Jaeger, Jr. as the representative of all former owners of PRO Operations and Steve Drayton as the representative of certain individual private placement investors in the Company.

The Company, at the time being “NorthTech Corporation,” merged with its wholly-owned subsidiary Platinum Research Organization, Inc., a Nevada corporation (“NV Sub”), on October 31, 2006, in order to amend its charter documents, change its name to “Platinum Research Organization, Inc.” and effect a 5-for-1 forward split of its outstanding common stock. On April 13, 2007, the Company completed another merger with its wholly-owned subsidiary, Platinum Research Organization, Inc., a Delaware corporation (“DE Sub”), to reincorporate the Company in Delaware. The name of the surviving company remained “Platinum Research Organization, Inc.,” and the certificate of incorporation and bylaws of DE Sub became the certificate of incorporation and bylaws of the Company. Both NV Sub and DE Sub were formed by the Company for the sole purpose of effecting the aforementioned transactions in preparation for the consummation of the transactions contemplated by the Contribution Agreement. On April 18, 2007, the Company closed the Contribution Agreement (Note 7), which resulted in our acquisition of PRO Operations and the appointment of a new slate of directors. As a result of our acquisition of PRO Operations, the Company’s new business focus is the design, development and commercialization of patented high-performance lubricants and coatings.

The acquisition of PRO Operations has been accounted for as a reverse acquisition application of the purchase method of accounting by the Company (formerly known as NorthTech), with PRO Operations treated as the accounting acquirer. Accordingly, the assets and liabilities of the Company (formerly known as NorthTech) have been recorded at their respective historical costs and added to those of PRO Operations, and the reported results of operations of the Company reflect the historical results of operations of PRO Operations.

As a result of the acquisitions, the Company now consists of three primary entities. Platinum Intellectual Property LP (“PIP LP”) owns and maintains the intellectual property; PRO Operations provides the structure for daily operations; and Platinum Research Organization, Inc. is the owner of the other entities.

The Company’s products are marketed under the trade name TechroBond™ for automotive, aviation, and industrial aftermarkets. TechroBond™ is one of a series of product applications PRO Operations developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and extreme pressure capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and extreme pressure capabilities when measured in bench laboratory tests at the University of Texas at Arlington (“UTA”), and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to penetrate several large, global markets for lubricants should the Company be successful in bringing its products that rely upon this new technology to market.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

The Company is a development stage enterprise, as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is currently devoting all of its present efforts to commercialization of its products and technologies. Accordingly, no revenue has been realized to date.

The Company’s financial statements at September 30, 2008 and for the unaudited three- and nine-month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $3,985,307 for the nine months ended September 30, 2008 and had unrestricted cash of $818,772 at September 30, 2008.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. On September 22, 2008, the Company executed the $1,500,000 Alpina Note (see Note 4). This additional funding will provide sufficient resources for operations through the end of the fiscal year. Failure to achieve significant, sustained sales and revenues from the Company’s TechroBond 280 product in the industrial grease market is requiring the Company to seek additional financing and the Company can give no assurances that these efforts will be successful. The Company’s budget for the next twelve months emphasizes the continued development and marketing of its products. Cash needs during the next twelve-month period are expected to average approximately $256,000 per month. In addition, changes may occur in the Company’s current operations that would use available cash resources sooner than anticipated. If the currently sought financing is not available, investors may lose a substantial portion, or all, of their investment, and the Company’s business may fail. Consequently, the Company cannot assure that additional financing will be available to the Company on acceptable terms, or at all.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared as of September 30, 2008, and for the three- and nine-month periods ended September 30, 2008 and 2007 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

September 30, 2008

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

The Company’s intellectual property was originally valued at $4,438,915, which was the value of the note and accrued interest which was forgiven in exchange for rights to the intellectual property. Based upon further investigation, the fair value of the note should have been $0, since the note was in default for more than eleven months prior to the forgiveness of debt and since there was no liquidity available to support future cash flows on the note. As a result of this adjustment, amortizable intellectual property should be reduced by $4,430,156 and non-amortizable intellectual property should be reduced by $8,759 as of the April 29, 2004 exchange date. The effect of this restatement on the relevant financial statement lines as of December 31, 2007 and 2006 is as follows:

	As of December 31, 2007			As of December 31, 2006
	As Filed	As Restated	Change	As Filed	As Restated	Change
Consolidated Balance Sheet Effects
Intellectual Property - net of accumulated amortization	3,482,536	166,874	(3,315,662)	3,698,207	85,347	(3,612,860)
Intellectual Property - non-amortizable	231,272	222,513	(8,759)	133,490	124,731	(8,759)
Total Assets	7,113,351	3,788,930	(3,324,421)	5,902,821	2,281,202	(3,621,619)
Shareholders’ Deficit	(276,404)	(3,600,825)	(3,324,421)	(301,366)	(3,922,985)	(3,621,619)

Consolidated Statement of Operations Effects

Depreciation and Amortization expense	452,515	155,317	(297,198)	488,059	190,861	(297,198)
Net Loss	(5,245,708)	(4,948,510)	297,198	(2,345,107)	(2,047,909)	297,198
Net Loss Attributed to Common Shareholders	(5,564,407)	(5,267,209)	297,198	(2,345,107)	(2,047,909)	297,198

Per Share Amounts

Net Loss	$0.08	$0.07	$(0.01)	$0.10	$0.08	$(0.02)
Net Loss Attributed to Common Shareholders	$0.09	$0.08	$(0.01)	$0.10	$0.08	$(0.02)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, PRO Operations, L.P. and Platinum Intellectual Property, L.P., its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

Restricted Cash

The Company’s long-term debt agreement pursuant to a note with the Seattle City Employees’ Retirement System (“SCERS”) (see Note 4) required a minimum restricted cash balance of $1,410,000. On September 22, 2008, the Company, SCERS, and other parties executed a Second Omnibus Amendment to the Company’s long-term debt agreement with SCERS. Under the Second Omnibus Amendment, the restriction on the escrow account balance of $1,410,000 was released and the balance was paid to SCERS to reduce the outstanding principle balance of the SCERS note. As a result, the total amount of restricted cash at September 30, 2008 was $0 as compared to restricted cash of $1,604,339 at December 31, 2007.

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

Short-term investments in marketable securities at December 31, 2007 consisted of high credit quality (AAA) auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Auction rate securities generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. All short-term marketable securities either (1) have original maturities greater than 90 days but less than one year or (2) are auction rate securities expected to be liquidated within one year, are classified as available-for-sale and are recorded at fair value with changes in fair value reflected in other comprehensive income. During the year ended December 31, 2007, $375,000 of the securities were redeemed through the auction process. Due to the illiquidity of the auction markets, the Company sold the remaining $825,000 of the securities at 97% of their par value in a private sale. Accordingly, we have recognized a loss of $24,750 in the nine-months ended September 30, 2008.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

The summary of our investment in marketable securities at September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008			December 31, 2007
	Cost Basis	Unrealized Gain/(Loss)	Carrying Value	Cost Basis	Unrealized Gain/(Loss)	Carrying Value
Auction rate securities	$—	$—	$—	$1,200,000	$—	$1,200,000

Total Short-Term Investments in Marketable Securities	$—	$—	$—	$1,200,000	$—	$1,200,000

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

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007.

	Estimated Useful Life	September 30, 2008	December 31, 2007
Furniture and Equipment	5-7 years	$142,944	$140,456
Less: Accumulated Depreciation		(21,795)	(6,721)

		$121,199	$133,735

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

Depreciation expense was $5,025 and $15,075 for the three and nine months ended September 30, 2008, and $1,268 and $1,695 for the three and nine months ended September 30, 2007, respectively.

Loan Issuance Costs

Loan issuance costs are amortized over the term of the loan agreement on a straight-line basis and are shown net of accumulated amortization.

Loan issuance costs consisted of the following at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Loan Issuance Costs	$754,589	$682,888
Less: Accumulated Amortization	(643,125)	(526,323)

	$111,464	$156,565

Future amortization costs for loan issuance costs are as follows for the years ended December 31:

2008	$46,861
2009	31,056
2010	30,966
2011	2,581

$111,464

Amortization expense relating to loan costs was $39,119 and $117,356 for the three- and nine-months ended September 30, 2008; and $33 and $85,377 for the three- and nine-months ended September 30, 2007 respectively.

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

At December 31, 2007, the Company’s impairment testing revealed that the sum of the undiscounted cash flows for the applicable testing period exceeded the carrying values of amortizable intellectual property. Based on this analysis, the Company expected that sufficient profit will be realized from these sales to recover the balance of intellectual property on its books, and therefore did not believe that any impairment of its intellectual property existed at December 31, 2007. As such, no impairment adjustment was recorded. During the nine months ended September 30, 2008, no event occurred which would impact the impairment analysis performed as of December 31, 2007.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

On April 29, 2004, the Company entered into an agreement with Platinum Research Development, L.L.C. (a non-related entity) to purchase substantially all of its assets by assuming $3,000,000 in outstanding debt along with $1,438,915 in accrued interest owed to Lubrication Partners, Joint Venture, one of the Company’s largest stockholders. At the time of the agreement, the outstanding debt was in default and the fair value of the outstanding debt was $0. The Company; therefore, valued the acquired intellectual property at April 29, 2004 at $0, the fair value of the outstanding principal and accrued interest on the note assumed.

Amortizable Intellectual Property. At September 30, 2008, the Company had $220,112 in net amortizable intellectual property that consisted principally of capitalized patent costs related to the Company’s five patents. These patents are being amortized over their useful remaining life and have a weighted average amortization period of 15 years.

Non-amortizable Intellectual Property. At September 30, 2008, the Company had $309,934 in non-amortizable intellectual property that consisted of capitalized trademark costs and pending patent costs.

Intellectual Property consisted of the following at September 30, 2008 and December 31, 2007.

	Amortization Period	September 30, 2008	December 31, 2007
			(As Restated)
Amortizable intellectual property	15 years	$246,845	$182,906
Less: accumulated amortization		(26,733)	(16,032)

		$220,112	$166,874
Non-amortizable intellectual property		309,934	222,513

		$530,046	$556,261

Future amortization costs for intellectual property are as follows for the years ended December 31:

2008	$3,567
2009	14,268
2010	14,268
2011	14,268
2012	14,268
Beyond	159,473

$220,112

Amortization expense relating to intellectual property was $3,567 and $10,701 for the three and nine months ended September 30, 2008 and $8,464 and $19,448 for the three and nine months ended September 30, 2007, respectively.

The Company’s success will depend, in part, on its ability to obtain and enforce intellectual property protection for its technology in both the United States and other countries. The Company has filed patent applications in the United States Patent and Trademark Office and international counterparts of applications in the United States Receiving Office under the Patent Cooperation Treaty. The Company cannot provide any assurance that patents will issue from these applications or that, with respect to any patents, issued or pending, the claims allowed are, or will be, sufficiently broad to protect the key aspects of the Company’s technology, or that the patent laws will provide effective legal or injunctive remedies to stop any infringement of the Company’s patents. In addition, the Company cannot provide any assurance that any owned patent rights will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company’s technology. The Company has acquired patent protection insurance from Gotham Insurance Company. The Company cannot provide any assurance that

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

such protection will withstand all challenges. Furthermore, if an action is brought, a court may find that the Company has infringed on the patents owned by others. The Company may have to go to court to defend its patents, to prosecute infringements, or to defend infringement claims made by others.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Note Payable

During the nine months ended September 30, 2008, the Company borrowed $485,000 against the Company’s investments in marketable securities. Upon the liquidation of the Company’s investments in marketable securities, this borrowing was repaid in full.

Revenue Recognition

The Company has not yet recognized any revenues. Revenues will be recognized once they are earned, specifically when: (a) services are provided or products are delivered to customers; (b) there is clear evidence that the arrangement exists; (c) amounts receivable by the Company are fixed or can be determined; and (d) the Company’s ability to collect such amounts is reasonably assured. During the nine months ended September 30, 2008, the Company had shipped, billed and received payment for $12,300 of TechroBond 280. This amount is recorded as deferred revenue at September 30, 2008, since the transaction is fully refundable.

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

Research and Development

The Company’s research and development efforts are conducted primarily by UTA. All such expenses are expensed as incurred. Research and development expenditures consist primarily of researcher salaries and materials consumed in the testing and evaluation process. The Company’s research and development expenditures were $353,500 and $441,372 for the three and nine months ended September 30, 2008 and $156,570 and $265,546 for the three and nine months ended September 30, 2007, respectively. Research and development expenses are included in the Product Evaluation and Technical Support line item of Selling, General and Administrative expenses.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. As of September 30, 2008 and December 31, 2007, the net deferred tax asset has been offset by a valuation allowance.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at September 30, 2008 and December 31, 2007.

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As of September 30, 2008, the Company had no items that represented a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on April 28, 2004 to September 30, 2008.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising expense was $0 and $(3,168) for the three and nine months ended September 30, 2008 and $500 and $28,171 for the three and nine months ended September 30, 2007, respectively.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FASB 159”). FASB 159 allows the Company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FASB 159 is effective for fiscal years beginning after November 15, 2007. After reviewing FASB 159 and FASB 157, the Company has elected not to measure financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“FASB 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. FASB 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. After reviewing FASB 159 and FASB 157, the Company has elected not to measure financial assets and liabilities at fair value.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instrument (“FASB 155”) which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140. FASB 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of FASB 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Accounting for Equity Based Compensation

Effective January 1, 2006, the company adopted SFAS No. 123R, Share-Based Payment (“FASB 123R”), which requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee equity options and similar instruments was estimated using the Black-Scholes valuation model.

3.	Long Term Liabilities

On April 18, 2007, the Company issued a total of 5,000,000 authorized shares designated as Series “A” Convertible Preferred Stock (Series A Preferred), which are convertible into shares of the Company’s common stock at a rate of five common shares for each share of Series A Preferred at any time by the holder or by the Company under certain conditions. The Series A Preferred is also subject to mandatory conversion on the last day of any period of twenty consecutive trading days ending on or after the sale of the underlying shares of common stock are registered with the Securities and Exchange Commission in which the volume weighted average of the daily market price of the Company’s common stock equals or exceeds 200% of the adjusted conversion price of the Series A Preferred. The Series A Preferred is also subject to mandatory redemption upon the occurrence of certain redemption events at the redemption amounts specified in the Series A Preferred Certificate of Designation.

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

September 30, 2008

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

The Company has initially reserved 25,000,000 shares of its authorized but unissued common stock for issuance upon conversion of the Series A Preferred. The reserved amount shall at all times be sufficient to provide for the full conversion of all of the Series A Preferred (including any dividends payable) outstanding.

The Series A Preferred has a maturity date of five years from the date of closing of the Contribution Agreement (see Note 7) and is subject to mandatory redemption on the maturity date. The holders of the Series A Preferred are entitled to vote on an “as converted” basis on all matters submitted to a vote of the shareholders of the Company and have rights that may restrict the Company’s ability to take corporate actions.

At September 30, 2008 the Company had 5,000,000 shares of Series A Convertible Preferred outstanding. The shares were issued at $0.90 per share. The Certificate of Designation for the Series A Preferred includes a mandatory redemption requirement on the maturity date of April 18, 2012 that requires the Company to redeem all of the outstanding shares of its Series A Preferred, to the extent it has funds legally available at the time, and to the extent that the shares of Series A Preferred have not been converted to common shares, at a redemption price of $1.08 per share. As a result of the mandatory redemption requirement, these Series A Preferred shares have been classified as a long-term liability pursuant to SFAS 150. Additionally, the $0.18 per share discount (redemption price of $1.08 less issued price of $0.90) will be recorded as interest expense of $900,000 ($0.18 x 5,000,000 shares) over the five-year period from April 18, 2007 to April 18, 2012. Accordingly, $45,000 and $135,000 has been recorded as interest expense in the three and nine months ended September 30, 2008 and $45,370 and $81,370 was recorded as interest expense for the three and nine months ended September 30, 2007, respectively. This item is a non-cash item.

The Series A Preferred shares are convertible to common shares at a value of $0.18 per common share at the option of the holder. This price was less than the fair market value of the underlying common stock when the Series A Preferred shares were issued on April 18, 2007. The conversion price is subject to adjustments by the Company under certain conditions. In accordance with EITF 98-5, this price differential generated a Beneficial Conversion Feature that is recognized as a discount against the long term liability and an increase to additional paid in capital, since the conversion would be accomplished through the issuance of shares of common stock. The amount of the discount is limited to the proceeds received from the issuance of the Series A Preferred shares ($4,500,000). In accordance with EITF 00-27, the discount will be accreted to interest expense over the five-year period from the issuance date to the mandatory redemption date of the Series A Preferred shares. For the three and nine months ended September 30, 2008, discount accretion of $226,849 and $680,547, respectively, was recognized as additional interest expense. Discount accretion of $226,849 and $406,849 was recognized as additional interest expense for the three and nine months ended September 30, 2007, respectively.

4.	Long Term Debt

SCERS note

As of September 30, 2008 and December 31, 2007, the Company had $4,590,000 and $6,000,000, respectively, in long term debt due under a note with SCERS. The principal amount outstanding under this note bears interest at a fixed rate equal to 14% per annum, which would increase to 19% per annum following

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

any event of default under the note. Accrued interest on the outstanding principal is payable on a quarterly basis, and all outstanding principal and interest is due and payable on February 28, 2011, extended from an original due date of December 4, 2008 on January 9, 2007. On September 22, 2008, the Company entered into a Second Omnibus Amendment (the “Second Omnibus Amendment”) among Newlight Capital, LLC (“Newlight”), SCERS and JPMorgan Chase Bank N.A. The Second Omnibus Amendment amends certain terms of the senior secured note purchase agreement as well as certain other related loan documents, each dated as of December 3, 2004, as well as the Omnibus Amending Agreement dated January 9, 2007 (collectively, the “SCERS Loan Documents”) concerning a loan by SCERS to Platinum Intellectual Property, L.P. in the principal amount of $6,000,000 (the “SCERS Loan.”). The amendments set out in the Second Omnibus Amendment provide for the release of $1,410,000 restricted cash in escrow and allowed the Company to reduce the amount of the note payable to SCERS from $6,000,000 to $4,590,000.

The SCERS Loan Documents also provide for certain participation payments to SCERS based upon the Company’s gross revenues and consolidated income. The Second Omnibus Amendment provided that the participation payments are also convertible into Company common stock in certain circumstances at SCERS discretion. If paid in cash, the participation payments are equal to the greater of (i) 5% of the Company’s gross revenues on a consolidated basis, or (ii) 20% of the Company’s consolidated net income, for such quarter. If paid in common shares, the participation payments are equal to the greater of (i) 50% of the Company’s gross revenues on a consolidated basis, or (ii) 100% of the Company’s consolidated net income, for such quarter with a conversion price of $0.18 per common share. The participation payments will continue until SCERS receives an aggregate of $4,590,000 in cash, 25,500,000 common shares, or a combination thereof. SCERS has received no participation payments through September 30, 2008. The note is secured by all of the assets of the Company.

The SCERS note subjects the Company to certain financial covenants and restrictions, including limitations on incurring indebtedness or granting liens, mergers or consolidations, distributions, expenditures in excess of budgeted amounts, leases, compensation of management, sale of assets and capital expenditures. If the Company issues or sells any new promissory note while the term loan is outstanding, which are on terms that are more favorable than those under the term loan, as determined in SCERS’ sole discretion, then the term loan will automatically be amended such that those more favorable terms will apply to the term loan to the same extent as they are to apply under the new promissory note. The Company may issue one or more new promissory notes having an aggregate principal amount of no more than $9,000,000, and SCERS will take any actions that are necessary in order to permit the purchasers of such notes to have a security interest and lien that is equal with SCERS interests in the collateral securing the term loan. Any amounts borrowed by the Company that are in excess of the $9,000,000 limit shall be subordinate to the term loan.

Alpina Note

On September 22, 2008, the Company completed the sale and issuance of a secured convertible promissory note in the principal amount of $1,500,000 (the “Alpina Note”) to Alpina Lending, L.P., a Nevada limited partnership, on its own behalf and as agent for certain other lenders (“Alpina”). Alpina and certain other lenders are related parties to the Company.

The Alpina Note provides for two tranches of advances. The initial advance of $750,000 (less previous advances of $192,775 and accrued interest) was payable upon execution of the Alpina Note. The second tranche of $750,000 was payable at the request of the Company and was funded prior to September 30, 2008. The Alpina Note is due and payable on February 11, 2011 and bears interest at the rate equal to the variable “prime rate” from time to time published in the Money Rates column of The Wall Street Journal plus 3% per annum. All or part of the principal outstanding balance and all or part of the accrued but unpaid interest thereon may at anytime, starting nine months after the date of the Note, at the discretion of Alpina be converted into common stock of the Company at a conversion price equal to $0.18 per share. The principal amount received under the Alpina Note will be used for working capital and other general corporate purposes.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

On September 22, 2008, in connection with the Alpina Note, PIP LP and PRO Operations entered into a Security Agreement with Alpina on its own behalf and as agent for certain other lenders. The Security Agreement provided that, in order to secure the payment and performance of the Note, that PIP LP and PRO Operations grant to Alpina, as the secured party, a first priority security interest subject to certain permitted liens on all personal and fixture property. The first priority security interest granted by the Security Agreement is pari passu with a prior security interest granted by PIP LP to SCERS as noted above. Upon the satisfaction of all of the obligations under the Alpina Note and the Security Agreement, the security interest terminates.

5.	Capital Stock

Authorized

As of September 30, 2008, the Company’s total authorized capital was 400,000,000 common shares, with a par value of $0.001 per common share, and 100,000,000 preferred shares, with a par value of $0.001 per preferred share. The Company has designated 5,000,000 preferred shares as Series A Preferred shares.

Issued and Outstanding

Under the terms of the Contribution Agreement (see Note 7), on April 18, 2007, the Company:

a)	issued to the former owners of PRO Operations 55,000,000 unregistered shares of Company common stock;

b)	issued to certain outside investors 5,000,000 shares of Series A Preferred;

c)	issued to Investa Corporation and Ms. Cecelia Pineda 2,500,000 warrants to purchase shares of common stock at a price of $0.26 per share; and

d)	cancelled 22,500,000 shares of Company common stock held by Ms. Pineda.

As of September 30, 2008, the Company’s total issued and outstanding capital stock consisted of 75,000,000 common shares, 5,000,000 shares of Series A Preferred and warrants to acquire 2,500,000 common shares.

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

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

Warrants

The following is a summary of warrant activities for the periods ended September 30, 2008.

	Number of warrants	Weighted average exercise price
Outstanding and exercisable at December 31, 2006	2,000,000	$0.25
Exercised	(2,000,000)	$0.25

Outstanding and exercisable at March 31, 2007	—	—

Granted	2,500,000	$0.26

Outstanding and exercisable at June 30, 2007	2,500,000	$0.26

Outstanding and exercisable at September 30, 2007	2,500,000	$0.26

Outstanding and exercisable at December 31, 2007	2,500,000	$0.26

Outstanding and exercisable at March 31, 2008	2,500,000	$0.26

Outstanding and exercisable at June 30, 2008	2,500,000	$0.26

Outstanding and exercisable at September 30, 2008	2,500,000	$0.26

On November 7, 2008, the Company and R.T. Vanderbilt Company, Inc. (“RTV”) entered into a Warrant Purchase Agreement, effective as of October 24, 2008, for the Company to issue a total of 2,666,666 warrants to RTV (see note 13).

6.	Equity

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment, under the modified prospective method described therein. Compensation expense recognized in the three and nine months ended September 30, 2008 and 2007 includes compensation expense for all stock-based payments granted, modified or vested since adoption of SFAS No. 123R based on the grant date fair value. Stock-based compensation is included in Selling, General and Administrative Expenses and totaled $202,764 and $561,630 for the three and nine months ended September 30, 2008, respectively. Stock-based compensation was $191,955 and $364,798 for the three and nine months ended September 30, 2007, respectively.

Prior to the consummation of the transactions contemplated by the Contribution Agreement (see Note 7), PRO Operations had issued to key executive officers and consultants, options to acquire up to 18.685% of the limited partnership partner interests in PRO Operations. Following the completion of the transactions contemplated in the Contribution Agreement, the Company issued options to acquire 23,292,184 shares of common stock to holders of the PRO Operations options, in substitution for, and following the cancellation of, the PRO Operations options. The substitution of the Company options for the PRO Operations options complied with Sections 409A and 424 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations proposed and issued thereunder. Accordingly, and in addition to the satisfaction of other requirements under these provisions, the ratio of the exercise price to the fair market value of the shares subject to the Company options issued in substitution of the PRO Operations options immediately following the consummation of the transactions contemplated by the Contribution Agreement was not greater than the ratio of the exercise price to the fair market value of the canceled PRO Operations options immediately prior to the transaction. Additionally, the excess of the fair market value of the Company options issued in substitution of the PRO Operations options over their respective strike prices did not exceed the fair market value of the Platinum options over their respective strike prices.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

7.	Contribution Agreement

On October 26, 2006, the Company entered into a contribution agreement (the “Contribution Agreement”) with PRO Operations, Lubrication Partners, joint venture (“GP Transferor”) and sole shareholder of Platinum IP Management, Inc., the general partner of PRO Operations (“PRO GP”), each holding a limited partnership interest in PRO Operations (each, a “Limited Partner” and collectively, the “PRO Transferors”) and John T. Jaeger, Jr. as the representative of all PRO Transferors (the “PRO Transferor Representative”), and Steve Drayton as the representative (the “Investor Representative”) of all certain individuals who invested in the Company (other than the PRO Transferors) (the “Investors”) in a private placement completed in conjunction with the Contribution Agreement.

Under the terms of the Contribution Agreement, GP Transferor contributed to the Company all of the capital stock of PRO GP, each Limited Partner contributed to the Company all of the outstanding limited partner partnership interests of PRO Operations, and the Investors contributed to the Company an aggregate minimum cash amount of $4,500,000.

At the Company’s Special Meeting held on April 12, 2007, stockholders approved the completion of the proposed Contribution Agreement transaction with the PRO Transferors and the Investors. The closing of the Contribution Agreement transaction became effective April 18, 2007.

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

c)	Entered into a bridge loan agreement (the “Loan Agreement”) with PRO Operations, pursuant to which the Company loaned PRO Operations $1,000,000 (the “PRO Operations Note”). The PRO Operations Note bore regular interest at an annual rate of 10% per annum, was due and payable nine months from the date of issuance, and was secured by a second lien on all of the assets of PRO Operations. On January 17, 2007, the Company advanced $1,000,000 to PRO Operations under the terms of the Loan Agreement. The Loan Agreement was satisfied on the April 18, 2007 closing date upon the conversion of the promissory note evidencing the loan into shares of Series A Preferred. All interest incurred under this borrowing was eliminated in consolidation.

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

September 30, 2008

Letter of Credit

On July 3, 2007, the Company entered into a $60,000 standby letter of credit agreement with Crescent Real Estate Funding VIII LP as a condition of an office lease, also with Crescent Real Estate Funding VIII LP, entered into on June 20, 2007.

Long-Term Debt Monitoring Fee

As part of the long-term debt agreement with SCERS, PIP LP agreed to pay Newlight Capital LLC (“Newlight”), a quarterly monitoring fee over the term of the note. In consideration for those services, Newlight receives $120,000 in annual monitoring fees. Newlight also serves as a consultant to PRO Operations in connection with its intellectual property commercialization efforts as well as in raising additional capital. As a consultant to PRO Operations, Newlight received options for 1,909,938 shares of the Company’s common stock upon closing of the Contribution Agreement and Newlight receives a percentage of the total additional capital raised or revenues generated from intellectual property commercialization as compensation for such consulting services.

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

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, and short-term investments in marketable securities. In the normal course of business, the Company maintains cash balances at financial institutions located in the Dallas, Texas area. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash and cash equivalents.

10.	Stock Based Incentive Plan

The Platinum Research Organization, Inc. Stock Incentive Plan (the “Plan”), which was approved by the Company’s stockholders on April 12, 2007, is an unfunded Plan which provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights and restricted shares to employees, directors and consultants of the Company.

The Company uses the Black-Scholes option pricing model to determine the fair value of all stock option grants. No stock option grants were issued in the three months ended September 30, 2008. Stock option grants to purchase 4,430,694 shares of common stock were issued during the three months ended September 30, 2007. The Company recognized compensation expense of $202,765 and $561,630 for the three and nine months ended September 30, 2008, respectively. Stock based compensation expense of $191,955 and $364,798 was recognized for the three and nine months ended September 30, 2007, respectively.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

The status of our stock options are as follows:

	2008		2007
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of year	27,722,879	$0.19	—	$—
Options substituted	—	—	23,292,185	$0.09
Grants	910,127	$0.15	7,547,122	$0.98
Cancelled	4,154,822	$0.62	3,116,428	$1.35
Exercised	—	—	—	$—
Forfeited	—	—	—	$—

Outstanding at September 30,	24,478,184	$0.12	27,722,879	$0.24

Our outstanding options as of September 30, 2008 are as follows:

	Options Outstanding			Options Outstanding
Range of Exercise Prices	Shares Underlying Options Outstanding at September 30, 2008	Weighted Avg Remaining Contractual Life (in years)	Weighted Avg Exercise Price	Shares Underlying Options Exercisable at September 30, 2007	Weighted Avg Exercise Price
$0.07 - $0.099	12,465,712	8.0	$0.07	12,465,712	$0.07
$0.10 - $0.129	9,763,148	8.2	$0.11	10,801,542	$0.11
$0.13 - $0.29	935,058	9.7	$0.15	24,931	$0.15
$0.57	1,289,335	8.9	$0.57	1,289,335	$0.57
$0.79	24,931	8.8	$0.79	3,141,359	$0.79

	24,478,184	8.2	$0.12	27,722,879	$0.19

Restricted Stock

We may also grant restricted stock to compensate certain employees and consultants under the Plan. As of September 30, 2008, there were no restricted shares outstanding.

11.	Earnings Per Share

Basic earnings per share are computed by dividing net earnings less dividends on Series A Preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similarly to basic earnings per share, except the denominator is increased by including the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. This Diluted Earnings per Share calculation is not done for periods with a Net Loss, as this would be antidilutive. Shares underlying options at September 30, 2008 were excluded as their effect would be antidilutive.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

	Three Months Ended		Nine Months Ended		For the Period from Date of Inception Through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
		(As Restated)		(As Restated)
Numerator
Net Income (Loss)	$(1,510,254)	$(1,270,630)	$(3,985,307)	$(3,488,383)	$(13,957,032)
Dividends Declared on Preferred Stock	(112,500)	(112,500)	(337,500)	(206,200)	(656,199)

Net Loss Attributable to Common Shareholders	$(1,622,754)	$(1,383,130)	$(4,322,807)	$(3,694,583)	$(14,613,231)

Denominator
Basic Weighted Average Shares Outstanding	102,500,000	102,500,000	102,500,000	77,335,165	53,240,665

Basic Earnings per Share	$(0.02)	$(0.01)	$(0.04)	$(0.05)	$(0.27)

12.	Liquidity and Capital Resources

The Company is a development stage company, and since inception, the Company has incurred significant net losses. The Company has reported a net loss of $13,957,032 from the date of inception on April 28, 2004 through September 30, 2008. For the fiscal year ended December 31, 2007, and the nine months ended September 30, 2008, the Company reported net losses of $4,948,510 and $3,985,307, respectively. The Company expects to continue to incur net losses and negative cash flow in the near future. The size of these losses will depend, in large part, on the Company’s ability to realize product sales revenue from marketing its products. To date, the Company has not had any operating revenue from the sale of its products. The Company’s ability to generate revenues will be dependent upon, among other things, the successful negotiation of marketing and distribution agreements, conclusive and definitive test results demonstrating the benefits of the Company’s products and the acceptance of the Company’s technology and products by potential customers. Because the Company does not yet have a material, recurring revenue stream resulting from product sales, there can be no assurance that the Company will be successful in its sales efforts. The Company expects its operating expenses to increase, reflecting increased testing and marketing expenses in the short term which will necessitate higher levels of revenue for profitability when and if the Company begins to generate recurring revenues. Should the Company achieve profitability, there is no assurance the Company can maintain or increase profitability levels in the future.

On September 22, 2008, the Company executed the $1,500,000 Alpina Note. This additional funding will provide sufficient resources for operations through the end of the fiscal year. Failure to achieve significant, sustained sales and revenues from the Company’s TechroBond 280 product in the industrial grease market is requiring the Company to seek additional financing and the Company can give no assurances that these efforts will be successful. The Company’s budget for the next twelve months emphasizes the continued development and marketing of its products. Cash needs during the next twelve-month period are expected to average approximately $256,000 per month. In addition, changes may occur in the Company’s current operations that would use available cash resources sooner than anticipated. If the currently sought financing is not available, investors may lose a substantial portion, or all, of their investment, and the Company’s business may fail. Consequently, the Company cannot assure that additional financing will be available to the Company on acceptable terms, or at all.

Platinum Research Organization, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

The Company’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt depends on a range of economic, competitive and business factors, many of which are outside its control. Based on an average interest rate of 12.5% at September 30, 2008, and outstanding borrowings at that date of $6,091,834, the Company’s annual interest expense would be $762,600. The Company’s business may not generate sufficient cash flow from operations to service its debt obligations, particularly if projected sales and revenues are not realized on schedule or at all. If the Company is unable to service its debt obligations, the Company may need to refinance all or a portion of its indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. The Company may not be able to refinance any of its indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause it to default on its obligations and impair its liquidity. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, could have a material adverse effect on the Company’s business and financial condition.

13.	Subsequent Events

On November 7, 2008, the Company and R.T. Vanderbilt Company, Inc. (“RTV”) entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”), effective as of October 24, 2008, for the Company to issue a total of 2,666,666 warrants to RTV. Of this total, 1,694,444 of the warrants were issued in exchange for $305,000 of costs incurred by RTV for laboratory testing (other than engine testing), validation and other expenses relating to the Company’s TechroBond oil additive products. The remainder of the warrants, 972,222, was issued in exchange for $175,000 of costs RTV has incurred and expects to incur for third-party engine testing of the Company’s TechroBond oil additive products. Each warrant is exercisable for one share of Company common stock at an exercise price of $0.18 per share for a ten-year period commencing on November 1, 2008. The warrants are exercisable upon RTV’s certification to the Company that the above expenses have been incurred in the amount of the warrant exercise price for the Company common stock then being purchased. Product development costs of $246,500 were incurred by RTV in the three months ended September 30, 2008 which will be settled as part of the Warrant Purchase Agreement. These costs are classified as Accounts Payable in the September 30, 2008 Consolidated Balance Sheet and as Product Evaluation in the September 30, 2008 Consolidated Statement of Operations.

On November 9, 2008, the Company entered into a Mutual Release and Cancellation and Termination Agreement (the “Release and Termination Agreement”) with the holders of 5,000,000 shares of the Company’s Series A Preferred Stock (the “Investors”), which shares are convertible into common stock of the Company (the “Underlying Shares”). Under the Release and Termination Agreement, the Company and the Investors agreed, among other things, to (i) terminate, as between the Company and the Investors, that certain Registration Rights Agreement, dated April 18, 2007, and (ii) release the Company and the Investors from, among other items, any obligations and liabilities under the Registration Rights Agreement. Further, under the Release and Termination Agreement, should the Company fail to issue to any Investor when required to do so, stock certificate(s) evidencing the Underlying Shares without restriction or limitation pursuant to Rule 144, or fail to keep the Company’s common stock listed or included for quotation on a national stock exchange or the OTC Bulletin Board, the Company will be required to issue to each such Investor warrants to purchase a number of additional shares of the Company’s common stock as provided in the Release and Termination Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operation

On April 18, 2007, the Company closed the Contribution Agreement, which resulted in the acquisition of PRO Operations L.P. f/k/a Platinum Research Organization, L.P. (“PRO Operations”) and the appointment of a new slate of directors. Under the terms of the Contribution Agreement:

•

Lubrication Partners, joint venture (“GP Transferor”) contributed all of the capital stock of Platinum IP Management, Inc., the general partner of PRO Operations (“PRO GP”) (the “PRO GP Capital Stock”), free and clear of all liens, to the Company;

•

each limited partner of PRO Operations contributed all of the outstanding limited partner partnership interests of PRO Operations (collectively, the “Partnership Interests”) held by such limited partner, free and clear of all liens, to the Company; and

•

certain individuals who invested in the Company (the “Investors”) contributed $4,500,000 in new capital by way of private placement to the Company. This private placement included the conversion of the convertible promissory notes totaling $1,000,000 held by two Investors.

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

The Company’s acquisition of PRO Operations has been accounted for as a reverse acquisition application of the purchase method of accounting by the Company, with PRO Operations being treated as the accounting acquirer. Accordingly, the assets and liabilities of the Predecessor were recorded at their respective historical costs and added to those of PRO Operations, and the reported results of operations of the Company now and going forward reflect the historical financial and operating results of PRO Operations.

After the foregoing transactions, the Pro Transferors owned 73.33% of the issued and outstanding shares of common stock of the Company on a non-diluted basis and 53.66% of the Company’s common stock on a fully-diluted basis.

As a result of the acquisitions, the Company now consists of three primary entities. Platinum Intellectual Property LP (“PIP LP”) which owns and maintains the intellectual property; PRO Operations provides the structure for daily operations; and Platinum Research Organization, Inc. is the owner of the other entities.

Following our acquisition of PRO Operations, the Company’s business focus is the design, development and commercialization of patented high-performance lubricants and coatings. The Company’s products are marketed under the trade name TechroBond™ for automotive, aviation, industrial and consumer aftermarkets. TechroBondTM is one of a series of product applications PRO Operations developed based on its patented processes and technologies relating to a fluorinated thiophosphate and a new technique to react zinc dialkyl dithiophosphate (“ZDDP”) and poly tetra fluroethylene to yield new proprietary compounds that enhance the anti-wear and extreme pressure capabilities of lubricants and coatings (individually and collectively, the “PRO Technology”). The resulting compounds have yielded significantly enhanced anti-wear and extreme pressure capabilities when measured in bench laboratory tests at the University of Texas at Arlington (“UTA”), and, more importantly, suggest that the PRO Technology may be a replacement for ZDDP in engine and lubricating oils. Management believes that this new technology will position the Company to penetrate several large, global markets for lubricants should the Company be successful in bringing its products that rely upon this new technology to market.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Sales and Gross Profit. Net sales and gross profit for both the three-month periods ended September 30, 2008 and September 30, 2007 were $0. The Company is a development stage company and continues to focus its efforts on the marketing and commercialization of the Company’s products and technologies, the registration of its products with the Environmental Protection Agency (the “EPA”), in Europe, Japan and the Far East and on further developing its relationships with key business partners in the Engine Oil, Grease, Industrial Oil and Coatings markets.

Selling, General and Administrative Expenses. The Company’s total SG&A expenses for the three-month period ended September 30, 2008 were $994,461, an increase of $153,769 over total SG&A expenses of $840,692 for the three-month period ended September 30, 2007. Total SG&A expenses for the nine-month period ended September 30, 2008 were $2,424,608, an increase of $35,682 over total SG&A expenses of $2,388,926 for the nine-month period ended September 30, 2007

Salary expense for the three-month period ended September 30, 2008 was $314,074, a decrease of $35,464 over salary expense of $349,538 for the three-month period ended September 30, 2007. This decrease was primarily due to across-the-board salary reductions for all employees partially offset by an increase in non-cash expenses incurred relating to the expensing of stock options pursuant to SFAS 123R. Of the total salary expense of $314,074, $202,765 was related to expensing of stock options. For the nine-month period, salary expense increased $241,172 to $957,185 in the period ended September 30, 2008, compared to $716,013 in the period ended September 30, 2007. The increase results from increased non-cash stock compensation expense of $196,832 and increased payroll expenses of $71,560.

Travel expense for the three-month period ended September 30, 2008 was $13,985, a decrease of $3,562 from travel expense of $17,547 for the three-month period ended September 30, 2007. Travel expense for the nine months ended September 30, 2008 was $41,039, a decrease of $45,748 from travel expense of $86,787 for the nine months ended September 30, 2007. This decrease primarily reflects the travel expense incurred as a result of the merger which was finalized in the quarter ended June 30, 2007.

Product evaluation and technical support expenses for the three-month period ended September 30, 2008 were $353,500, an increase of $196,930 over product evaluation and technical support expenses of $156,570 for the three-month period ended September 30, 2007. This increase reflects $246,500 of development costs for the Company’s grease and engine oil products that were incurred by R.T. Vanderbilt Company, Inc. (“RTV”) and will be settled as part of the Warrant Purchase Agreement with RTV. These costs are classified as Accounts Payable in the Consolidated Balance Sheet at September 30, 2008. Product evaluation and technical support expenses increased $175,826 from $265,546 for the nine months ended September 30, 2007 to $441,372 for the nine months ended September 30, 2008, primarily due to the development costs described above.

Outside legal and professional fees for the three-month period ended September 30, 2008 were $230,202, a decrease of $20,719 from $250,921 for the three-month period ended September 30, 2007. This decrease was due to decreased product and technology consultancy costs, decreased legal fees, and increased accounting and compliance fees resulting from the restatement of intellectual property values. Outside legal and professional fees decreased $5,492 to $771,550 for the nine months ended September 30, 2008 from $777,042 for the nine months ended September 30, 2007.

The Company incurred costs of $339,783 in the nine-month period ended September 30, 2007 related to the Contribution Agreement. No such costs were incurred during the same period in 2008. These costs consisted of outside legal, accounting and audit work related to the Contribution Agreement and related transactions.

Insurance costs for the three-month period ended September 30, 2008 were $30,259, an increase of $11,453 over insurance costs of $18,806 for the three-month period ended September 30, 2007. For the nine-month period, insurance costs decreased $24,482 from $96,842 in 2007 to $72,360 in 2008. The changes in the three-month period and nine-month period result primarily from the timing of initial premiums in 2007 associated with intellectual property coverage and director’s and officer’s coverage.

Other SG&A expenses for the three-month period ended September 30, 2008 were $37,020, a decrease of $4,209 over other SG&A expenses of $41,229 for the three-month period ended September 30, 2007. For the nine-month period ended September 30, 2008, other SG&A increased $17,949 to $95,498 from $77,549 in the nine-month period ended September 30, 2007. This increase was due to increased Board of Director related costs.

Depreciation and Amortization. Depreciation and amortization for the three-month period ended September 30, 2008 was $47,711, an increase of $37,946 over depreciation of $9,765 for the three-month period ended September 30, 2007. Depreciation and amortization also increased $36,611 from $106,520 for the nine-month period ended September 30, 2007 to $143,131 for the nine-month period ended September 30, 2008. These increases relate principally to the amortization of loan issuance costs for debt with the Seattle City Employees’ Retirement System (“SCERS”), the amortization of capitalized patent expenses and the depreciation of office and testing equipment.

Interest Expense. Interest expense for the three-month period ended September 30, 2008 was $482,888, an increase of $669 compared to interest expense of $482,219 for the three-month period ended September 30, 2007. Interest expense for the three-month period of 2008 was comprised of $211,039 of interest related to long-term debt and $271,849 of interest related to the amortization of a beneficial conversion discount and the amortization of a mandatory redemption premium. The beneficial conversion discount and the mandatory redemption premium, both of which are related to the Company’s Series A Preferred stock, are non-cash items (see Note 4 to the Company’s Consolidated Financial Statements under Item 1). Interest expense for the nine-month period ended September 30, 2008 was $1,451,010, an increase of $307,997 from the interest expense of $1,143,013 in the nine-month period ended September 30, 2007. This increase reflects the shorter amortization for the nine months ended September 30, 2007 resulting from the issuance of the Company’s Series A Preferred stock in April 2007.

Other Income. Other income for the three-month period ended September 30, 2008 was $14,806, a decrease of $47,240 from other income of $62,046 for the three-month period ended September 30, 2007. Other income decreased $91,884 to $58,192 for the nine months ended September 30, 2008 from $150,076 for the nine months ended September 30, 2007. The decrease in both periods was due primarily to reduced interest income from decreased cash on hand.

Other Expense. Other expense for the nine-month period ended September 30, 2008 was $24,750, compared to $0 for the three- and nine-month period ended September 30, 2007. This expense reflects the $24,750 loss on the sale of marketable securities during the three-month period ended June 30, 2008.

Research and Development

The Company’s Research and Development (“R&D”) expenditures for the three- and nine-month periods ended September 30, 2008 were $353,500 and $441,372, respectively, compared to $156,570 and $265,546 for the three- and nine-month periods ended September 30, 2007, respectively. The R&D expenditures consist primarily of third-party testing of the Company’s products, research staff salaries, and materials consumed in the testing and evaluation process. The Company has established an alliance with UTA to collaborate on research, development, testing and commercialization efforts. The number of personnel for each project is reviewed and agreed upon annually by the Company and UTA as a part of the budgeting process. The Company is then billed monthly per the contract. The Company also utilizes a number of mechanical testing laboratories equipped with a variety of gasoline and diesel engines, driveline and other mechanical equipment to evaluate the performance of additives for lubricants and fuels. The Company expenses all such R&D expenditures as incurred.

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

Engine Oil (Improved Lubrication in Engine Oils)

The Company’s Engine Oil Improved Lubrication project consists of research into improved lubrication in engine oils. Product development for this project’s product, TechroBondTM 240, is in the final stages and the product’s materials have been registered with the EPA. Manufacturing processes have been defined, and a contract manufacturer has been identified for the manufacture of the product. Actual engine tests utilizing the product are currently being performed and will continue through the remainder of 2008 and into 2009.

Testing of Interaction of Anti-Oxidants with F-ZDDP

This project consists of testing the interaction of anti-oxidants and F-ZDDP, as its name suggests. Development in this project is in the intermediate stages, with registration of the base materials currently underway (see the Engine Oil (Improved Lubrication in Engine Oils) project description above). This project is currently undergoing bench oxidation tests to determine interactions and compatibility with existing engine oil additive packages.

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

Coatings

The Company’s Coatings project consists of research anti-corrosion coatings and testing of products to be used in anti-corrosion applications. Product development for this project is still in the early stages, and no registration of the product or product approvals from regulatory agencies has occurred. Proof of concept testing is currently underway, using a variety of approaches and materials. The early results of the Company’s product testing are promising, but no marketable product has been developed, and there is no assurance that the products can be developed into a marketable product.

Liquidity and Capital Resources

As of September 30, 2008, the Company had total cash on hand of $818,772, of which none was restricted cash. Cash needs during the next twelve months are expected to average approximately $256,000 per month. With the funding of the $1,500,000 Alpina note, the Company should have sufficient liquidity to fund operations through December 2008.

Cash flows used in operating activities for the nine-month period ended September 30, 2008 were $2,076,523, compared to $2,579,868 used in operating activities for the nine-month period ended September 30, 2007.

Net cash provided by investing activities consists primarily of $1,175,250 from the liquidation and sale of short-term investments in marketable securities. As of September 30, 2008, the Company did not have any material commitments for capital expenditures. Capital expenditure requirements, which are principally comprised of manufacturing related capital expenditures, for the next five years are estimated by the Company to be $.5 million in 2009, $1 million in 2010, $3 million in 2011 and $4 million in 2012.

Net cash provided by financing activities was $17,745 and $5,000,000 for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided from financing in 2008 consists primarily of $1,500,000 received from the Alpina convertible reduced by $1,410,000 of escrow funds which were released and used to reduce the balance of the SCERS note payable. The funds received in 2007 represent the proceeds from the issuance of the Series A Preferred and the issuance of the warrants related to the Contribution Agreement.

Contribution Agreement and SCERS Note

Immediately following the closing of the Contribution Agreement, PRO Operations became the sole operating subsidiary of the Company, holding substantially all of the Company’s operating assets, other than (i) the intellectual property used by the Company, which is held by Platinum Intellectual Property L.P. (“PIP LP”), a wholly-owned subsidiary of PRO Operations, and (ii) the proceeds of the Company’s Series A Preferred stock offering completed as part of the Contribution Agreement, which are held by the Company directly.

Prior to the closing of the Contribution Agreement, on December 3, 2004, PIP LP entered into a secured note purchase agreement, which provided for PIP to obtain a $6.0 million term loan from Seattle City Employees Retirement System (“SCERS”). In connection with the Contribution Agreement, SCERS, the Company, PRO Operations, PIP, Newlight Capital LLC (“Newlight”) and JPMorgan Chase Bank, N.A. entered into an amendment of the SCERS note on January 9, 2007, which became effective upon the closing of the Contribution Agreement on April 18, 2007. As of September 30, 2008 and December 31, 2007, the Company had $4,590,000 and $6,000,000,

respectively, in long term debt due under a note with SCERS. The principal amount outstanding under this note bears interest at a fixed rate equal to 14% per annum, which would increase to 19% per annum following any event of default under the note. Accrued interest on the outstanding principal is payable on a quarterly basis, and all outstanding principal and interest is due and payable on February 28, 2011, extended from an original due date of December 4, 2008 on January 9, 2007. On September 22, 2008, the Company entered into a Second Omnibus Amendment (the “Second Omnibus Amendment”) among Newlight Capital, LLC (“Newlight”), SCERS and JPMorgan Chase Bank N.A. The Second Omnibus Amendment amends certain terms of the senior secured note purchase agreement as well as certain other related loan documents, each dated as of December 3, 2004, as well as the Omnibus Amending Agreement dated January 9, 2007 (collectively, the “SCERS Loan Documents”) concerning a loan by SCERS to Platinum Intellectual Property, L.P. in the principal amount of $6,000,000 (the “SCERS Loan.”). The amendments set out in the Second Omnibus Amendment provide for the release of $1,410,000 restricted cash in escrow and allowed the Company to reduce the amount of the note payable to SCERS from $6,000,000 to $4,590,000.

The SCERS Loan Documents also provide for certain participation payments to SCERS based upon the Company’s gross revenues and consolidated income. The Second Omnibus Amendment provided that the participation payments are also convertible into Company common stock in certain circumstances at SCERS discretion. If paid in cash, the participation payments are equal to the greater of (i) 5% of the Company’s gross revenues on a consolidated basis, or (ii) 20% of the Company’s consolidated net income, for such quarter. If paid in common shares, the participation payments are equal to the greater of (i) 50% of the Company’s gross revenues on a consolidated basis, or (ii) 100% of the Company’s consolidated net income, for such quarter with a conversion price of $0.18 per common share. The participation payments will continue until SCERS receives an aggregate of $4,590,000 in cash, 25,500,000 common shares, or a combination thereof. SCERS has received no participation payments through September 30, 2008. The note is secured by all of the assets of the Company.

The SCERS note subjects the Company to certain financial covenants and restrictions, including limitations on incurring indebtedness or granting liens, mergers or consolidations, distributions, expenditures in excess of budgeted amounts, leases, compensation of management, sale of assets and capital expenditures. If the Company issues or sells any new promissory note while the term loan is outstanding, which are on terms that are more favorable than those under the term loan, as determined in SCERS’ sole discretion, then the term loan will automatically be amended such that those more favorable terms will apply to the term loan to the same extent as they are to apply under the new promissory note. The Company may issue one or more new promissory notes having an aggregate principal amount of no more than $9,000,000, and SCERS will take any actions that are necessary in order to permit the purchasers of such notes to have a security interest and lien that is equal with SCERS interests in the collateral securing the term loan. Any amounts borrowed by the Company that are in excess of the $9,000,000 limit shall be subordinate to the term loan.

Newlight serves as the monitoring agent on behalf of SCERS and continues to receive $120,000 in annual monitoring fees under the Services agreement. Newlight also serves as a consultant to PRO Operations in connection with its intellectual property commercialization efforts as well as in raising additional capital. As a consultant to PRO Operations, Newlight received options for 1,909,938 shares of the Company’s common stock upon closing of the Contribution Agreement and Newlight receives a percentage of the total additional capital raised or revenues generated from intellectual property commercialization as compensation for such consulting services.

Registration Rights Agreement

In connection with the transactions contemplated by the Contribution Agreement, on April 18, 2007 the Company entered into a Registration Rights Agreement with the selling stockholders whereby the Company agreed to file the registration statement on Form S-1 of which this prospectus is a part to register for resale the shares of common stock underlying the Company’s Series A Preferred stock and the warrants following the closing date. Under the terms of the Registration Rights Agreement, warrants to acquire common stock are issuable by the Company to the holders of the Series A Preferred as the sole remedy under certain circumstances, including the failure of the Company to have the registration statement registering the resale of the underlying shares of common stock declared effective within 180 days after the closing date of April 18, 2007 (i.e., October 15, 2007) and remain effective through the expiration of the “Registration Period,” as defined in the Registration Rights Agreement. Penalty warrants accruing pursuant to this provision of the Registration Rights Agreement would not begin to be issued until the end of the first 30-day period occurring after 180 days from the issuance date of the Series A Preferred. The issuance of penalty warrants would have been issued at the end of each 30-day period through the end of the “Registration Period,” which expired on April 18, 2008 pursuant to the provisions of the Registration Rights Agreement due to the provisions of Rule 144 of the Securities Act of 1933.

At the end of each 30-day period, 500,000 warrants (5,000,000 shares of Series A Preferred × 5 to 1 conversion ratio × 2% penalty rate) could be issued under the terms of the Registration Rights Agreement. The aggregate value of such warrants, if issued, would be as follows:

Warrant Date	Penalty Warrants	Exercise Price	Value of Warrants
14-Nov-07	500,000	$0.24	$77,684.79
14-Dec-07	500,000	$0.24	$120,566.76
13-Jan-08	500,000	$0.24	$92,788.64
12-Feb-08	500,000	$0.24	$79,141.90
13-Mar-08	500,000	$0.24	$21,014.05
12-Apr-08	500,000	$0.24	$23,334.36
12-May-08	500,000	$0.24	$23,048.87
11-Jun-08	500,000	$0.24	$6,928.98
11-Jul-08	500,000	$0.24	$5,126.90
10-Aug-08	500,000	$0.24	$4,853.55
9-Sep-08	500,000	$0.24	$11,242.55

TOTAL	5,500,000		$465,731.34

The Company does not believe the issuance of the above penalty warrants will occur because the Registration Rights Agreement was terminated under a Mutual Release and Cancellation and Termination Agreement among the selling stockholders and the Company dated November 9, 2008 and effective as of September 24, 2008. Under this agreement, the parties released each other from any obligations and liabilities under the Registration Rights Agreement.

Capital Requirements

On September 22, 2008, the Company executed the $1,500,000 Alpina Note. This additional funding will provide sufficient resources for operations through the end of the fiscal year. Failure to achieve significant, sustained sales and revenues from the Company’s TechroBond 280 product in the industrial grease market is requiring the Company to seek additional financing and the Company can give no assurances that these efforts will be successful. The Company’s budget for the next twelve months emphasizes the continued development and marketing of its products. Cash needs during the next twelve-month period are expected to average approximately $256,000 per month. In addition, changes may occur in the Company’s current operations that would use available cash resources sooner than anticipated. If the currently sought financing is not available, investors may lose a substantial portion, or all, of their investment, and the Company’s business may fail. Consequently, the Company cannot assure that additional financing will be available to the Company on acceptable terms, or at all. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accounting Policies – Intangible Assets

The Company evaluates annually the carrying value of its intellectual property for recoverability by analyzing the expected sales and profits of its products in the grease, engine oil and industrial oil markets over the next five years. In conducting its impairment analysis, the Company only tests intellectual property being amortized per SFAS 144; non-amortizable intellectual property is excluded. Net amortizable intellectual property was $220,112 as of September 30, 2008.

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

At December 31, 2007, the Company’s impairment testing revealed that the sum of the undiscounted cash flows for the applicable testing period exceeded the carrying values of amortizable intellectual property. Based on this analysis, the Company expected that sufficient profit will be realized from these sales to recover the balance of intellectual property on its books, and therefore did not believe that any impairment of its intellectual property existed at December 31, 2007, and no changes have occurred in the current year which would negatively impact the impairment testing. As such, no impairment adjustment was recorded at that date and no impairment adjustment has been recorded in the three or nine months ended September 30, 2008.

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

	As of December 31, 2007			As of December 31, 2006
	As Filed	As Restated	Change	As Filed	As Restated	Change
Consolidated Balance Sheet Effects

Intellectual Property - net of accumulated amortization	3,482,536	166,874	(3,315,662)	3,698,207	85,347	(3,612,860)
Intellectual Property - non-amortizable	231,272	222,513	(8,759)	133,490	124,731	(8,759)
Total Assets	7,113,351	3,788,930	(3,324,421)	5,902,821	2,281,202	(3,621,619)
Shareholders’ Deficit	(276,404)	(3,600,825)	(3,324,421)	(301,366)	(3,922,985)	(3,621,619)

Consolidated Statement of Operations Effects

Depreciation and Amortization expense	452,515	155,317	(297,198)	488,059	190,861	(297,198)
Net Loss	(5,245,708)	(4,948,510)	297,198	(2,345,107)	(2,047,909)	297,198
Net Loss Attributed to Common Shareholders	(5,564,407)	(5,267,209)	297,198	(2,345,107)	(2,047,909)	297,198

Per Share Amounts
Net Loss	$0.08	$0.07	$(0.01)	$0.10	$0.08	$(0.02)
Net Loss Attributed to Common Shareholders	$0.09	$0.08	$(0.01)	$0.10	$0.08	$(0.02)

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

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Stockholders on September 25, 2008.

(b)	At the meeting, stockholders were asked to vote on two proposals.

1)	At the meeting, stockholders elected the five directors listed below to serve for the ensuing year. Out of the 75,000,000 eligible votes, 68,118,150 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security holders voting in person. In the case of directors, abstentions are treated as votes withheld and are included in the following table:

Name of Director	Votes For	Votes Withheld
Benjamin DuPont	67,933,272	184,878
T. Allan McArtor	67,926,772	191,378
Michael McMillan	67,988,402	129,748
Thomas G. Plaskett	67,921,672	196,478
John T. Jaeger, Jr.	67,988,902	129,248

2)	The stockholders also voted on one additional item at the meeting. The following table shows the vote tabulation for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Ratification of the appointment of Lane Gorman Trubitt, L.L.P. as independent auditors for 2008	67,936,115	156,048	25,985	—

Item 6.	Exhibits.

A list of the exhibits required by Item 601 of Regulation S-B and filed as part of this report is set forth in the Index to Exhibits on page 37, which immediately precedes such exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM RESEARCH ORGANIZATION, INC.

Date: November 14, 2008	By:	/s/ John T. Jaeger, Jr.
John T. Jaeger, Jr.
President, Chief Executive Officer and Member of the Board of Directors

Date: November 14, 2008	By:	/s/ David A. Hart
David A. Hart
Senior Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Convertible Secured Promissory Note dated September 22, 2008 by Platinum Research Organization, Inc., PRO Operations, L.P. and Platinum Intellectual Property, L.P. payable to the order of Alpina, L.P (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on September 26, 2008).

4.2	Second Omnibus Amendment, dated September 22, 2008, among Platinum Research Organization, Inc., PRO Operations, L.P., Platinum Intellectual Property, L.P., Seattle City Employees’ Retirement System, Newlight Capital, LLC and JPMorgan Chase N.A. (incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K filed on September 26, 2008).

4.3	Warrant Purchase Agreement, dated November 7, 2008 and effective as of October 24, 2008, between R.T. Vanderbilt Company, Inc. and Platinum Research Organization, Inc. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on November 10, 2008).

10.1	Security Agreement, dated September 22, 2008 among PRO Operations, L.P., Platinum Intellectual Property, L.P. and Alpina Lending, L.P. (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on September 26, 2008).

10.2	Escrow Agreement, dated September 22, 2008 among PRO Operations, L.P., Platinum Intellectual Property, L.P., Platinum Research Organization, Inc., Alpina Lending, L.P. and Hallett & Perrin, P.C. (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on September 26, 2008).

10.3	Guaranty Agreement, dated September 22, 2008 between Seattle City Employees’ Retirement System and Platinum Research Organization, Inc. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on September 26, 2008).

10.4	Guaranty Agreement, dated September 22, 2008 between Seattle City Employees’ Retirement System and PRO Operations, L.P. (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on September 26, 2008).

10.5	Registration Rights Agreement, dated September 22, 2008 between Seattle City Employees’ Retirement System and Platinum Research Organization, Inc. (incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on September 26, 2008).

10.6	Mutual Release and Cancellation and Termination Agreement, dated November 9, 2008 and effective September 25, 2008, among Platinum Research Organization, Inc. and the Purchasers of the Company’s Series “A” Preferred Stock. (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on November 10, 2008).

31.1*	Certificate of CEO as Required by Rule 13a-14(a)/15d-14.

31.2*	Certificate of CFO as Required by Rule 13a-14(a)/15d-14.

32.1*	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	filed herewith